Form 10-Q
period 2011-03-31
Inspired Builders, Inc.
filed 2011-05-10
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission file number 333-171636

INSPIRED BUILDERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1989147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 North Street Georgetown, MA	01833
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 380-0181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

As of May 10, 2011, there were 11,025,000 shares of Common Stock, par value $$0.001 per share, outstanding.

Item 1. Financial Statements.

INSPIRED BUILDERS, INC
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	September 30,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$1,442	$725

TOTAL CURRENT ASSETS	1,442	725

TOTAL ASSETS	$1,442	$725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$38,871	$-
Payroll tax liability	996	670
Accrued interest	66	-
Note payable	3,000	-

TOTAL LIABILITIES	42,933	670

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,025,000 and 10,250,000 shares issued and outstanding, respectively	$11,025	$10,250
Additional paid in capital	9,225	3,000
Accumulated deficit	(61,741)	(13,195)
Total Stockholders’ Equity	(41,491)	55

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,442	$725

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the period		For the period
	For the Three	February 24, 2010	For the Six	February 24, 2010
	Months Ended	(Inception) to	Months Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Construction revenue	$6,377	$292	$14,866	$292

Cost of materials and labor	5,766	663	9,203	663

Gross margin	611	(371)	5,663	(371)

OPERATING EXPENSES
Professional fees	41,071	-	46,121	-
General and administrative	2,086	10,342	8,022	10,342
Total Operating Expenses	43,157	10,342	54,143	10,342

LOSS BEFORE PROVISION FOR INCOME TAXES	(42,546)	(10,713)	(48,480)	(10,713)

Other expenses
Interest expense	66	-	66	-

Provision for Income Taxes	-	-	-	-

NET LOSS	$(42,612)	$(10,713)	$(48,546)	$(10,713)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	11,025,000	10,262,857	11,791,661	10,262,857

INSPIRED BUILDERS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the period
	For the Six	February 24, 2010
	Months Ended	(Inception) to
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,546)	$(10,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,250	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	38,871	-
Increase in accrued interest	66	-
Increase in accrued payroll taxes	326	-
Net Cash Used In Operating Activities	(8,033)	(713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,000
Proceeds from the issuance of common stock	5,750	2,750
Net Cash Provided By Financing Activities	8,750	2,750

NET INCREASE IN CASH	717	2,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	725	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,442	$2,037

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for subscription receivable	$-	$-

Inspired Builders, Inc.
Notes to Financial Statements
March 31, 2011

Note 1  Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending September  31, 2011. The condensed financial statements are presented on the accrual basis.

Note 2 Nature of Operations

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010.  The Company is a construction company that specializes in residential home repair and home improvements.  The Company contracts with homeowners to build custom home improvements, including shelving for closets, bathroom remodeling, upgrading home entertainment centers and replacing flooring.

We presently maintain our principal offices in Massachusetts.

Note 3 Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of options granted as compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 3 regarding going concern matters.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and September 30, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Inspired Builders, Inc.
Notes to Financial Statements
March 31, 2011

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short term financial instruments, approximates fair value due to the relatively short period to maturity for these instruments.

Segment Information

As of March 31, 2011, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue Recognition

The Company records revenue for services rendered when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product/service is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products/services.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as general and administrative expense.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,”  clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2011, the Company did not record any liabilities for uncertain tax positions.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company did not have any potential common stock equivalents at March 31, 2011 and 2010.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our financial statements.

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur.

The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $42,612 and net cash used in operations of $8,033 for the six months ended March 31, 2011.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 Note Payable

On January 10, 2011 the Company borrowed $3,000 pursuant to a note payable. The loan is payable one year from the date of issuance and accrues interest at a rate of 10% per annum. Accrued interest at March 31, 2011 amount to $66.

Note 6 Stockholders Equity

I.	Founder Shares, Common Stock, Shares to be Issued

For the period February 24, 2010 to March 31, 2011

On February 24, 2010 (inception), the Company issued 10,000,000 shares of common stock to the founder ($0.001/share).  The Company expensed the $10,000 immediately.

During 2010, the Company had the following private placements:

The Company issued 250,000 shares of common stock for proceeds of $2,500 ($0.01/share).

The Company also received $750 from 3 investors, the shares were issued in December 2010.  The price per share was $0.01/share.

The Company issued 575,000 shares of common stock for proceeds of $5,750 ($0.01/share). $250 of which is recorded as a subscription receivable at December 31, 2010.

The Company issued 75,000 shares of common stock for a subscription payable ($0.01/share) for $750 proceeds that were received during the period February 24, 2010 to September 30, 2010.

The Company issued 125,000 shares of common stock for services rendered.  The Company expensed $1,250 ($0.01/share) based on the price of similar issuance for cash proceeds.

Note 7 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on March 23, 2011.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We have commenced limited operations and we will require outside capital to implement our business model.

Inspired Builders, Inc., a Nevada Corporation, is a business located in Boston, Massachusetts and focuses on repairing and providing home improvements for the homeowner located in the suburban Boston area.

Our mission is to provide practical and affordable home renovations on a timely basis to homeowners that seek quality workmanship from experienced builders.  In carrying out our day-to-day business objectives, we strive to:

-	Provide quality service to our customers;
-	Treat our partners with fairness and consideration; and
-	Be considered an asset to our customers in their home renovation projects.

We work with homeowners to help build, improve and install fixtures.  Our projects target altering the structure and improving a specific room in an existing home.  Specifically, we have upgraded kitchens, bathrooms, bedrooms and finished basements.  Our work consists mainly of interior upgrades, however, from spring to autumn, we also build, repair and stain custom decks for homes.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations for the Second Quarter and First Six Months of Fiscal Years 2011 and 2010

The following table presents the statement of operations for the three month periods and six month periods ended March 31, 2011 and March 31, 2010. The discussion following the table is based on these results.

		For the period		For the period
	For the Three	February 24, 2010	For the Six	February 24, 2010
	Months Ended	(Inception) to	Months Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Construction revenue	$6,377	$292	$14,866	$292

Cost of materials and labor	5,766	663	9,203	663

Gross margin	611	(371)	5,663	(371)

OPERATING EXPENSES
Professional fees	41,071	-	46,121	-
General and administrative	2,086	10,342	8,022	10,342
Total Operating Expenses	43,157	10,342	54,143	10,342

LOSS BEFORE PROVISION FOR INCOME TAXES	(42,546)	(10,713)	(48,480)	(10,713)

Other expenses
Interest expense	66	-	66	-

Provision for Income Taxes	-	-	-	-

NET LOSS	$(42,612)	$(10,713)	$(48,546)	$(10,713)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	11,025,000	10,262,857	11,791,661	10,262,857

Construction Revenue

Revenue increased from $292 for the three months ended March 31, 2010 to $6,377 for the three months ended March 31, 2011, an increase of $6,085.  Revenues increased from $292 for the six months ended March 31, 2010 to $14,866 for the six months ended March 31, 2011, an increase of $14,574.

The increase in revenue is primarily related to the age of the business. We were only incorporated in February 2010 so we only had 1 month to generate revenue for the months ended March 31, 2010. Additionally, our revenue increased due to the growth of the business and the ability of our sole officer and director to complete construction projects and generate new leads.

Operating Expenses

Our total operating expenses increased from $10,342 for the three months ended March 31, 2010 to $43,157 for the three months ended March 31, 2011, an increase of $32,815. Operating expenses increased from $10,342 for the six months ended March 31, 2010 to $54,143 for the six months ended March 31, 2011, an increase of $43,801.

The increase in operating expenses are primarily attributable to the increase in professional fees that were due in the three months ended March 31, 2011. Our Registration Statement on Form S-1 was declared effective in this quarter which resulted in us incurring additional legal, accounting, EDGAR and transfer agent fees.

Net Income (Loss)

Net loss increased to a net loss of $(42,612) for the three months ended March 31, 2011 from a net loss of $(10,713) for the three months ended March 31, 2010, an increased net loss of $(31,899). Net loss increased to a net loss of $(48,546) for the six months ended March 31, 2011 from a net loss of $(10,713) for the six months ended March 31, 2010, an increased net loss of $(37,833).

The increase in net loss was primarily due to the increase in operating expenses caused by the effectiveness ogf the registration statement.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock.

Our primary uses of cash have been for costs of goods for the completion of our home remodeling projects. All funds received have been expended in the furtherance of growing the business and establishing our brand and making sure our projects are completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

o	An increase in working capital requirements to finance additional marketing efforts,

o	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers as the company expands, and

o	The cost of being a public company.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2011, we had a cash balance of $1,442.   Since inception, we raised $6,500 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2010. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Over the next twelve months, we plan on expanding our marketing efforts in order to be able to implement our business and secure home remodeling jobs. In order to implement our business plan, we do not need additional capital to purchase inventory, supplies or machines. However, we do need capital to be able to advertise effectively and make sure that home owners know that we can provide the services they need. We have already begun implementing our plan by enrolling in RenovationExperts.com. RenovationExperts.com has allowed us to contact homeowners who are specifically looking for home remodeling professionals. This service is a referral service that allows us to directly market to our potential customers. We paid $150 as an initial enrollment fee to RenovationExperts.com and continue to pay $99 per month for the service. Additionally, in the next 6 months, we intend to take the following steps to further our business plan:

-	Place an advertisement on yellow pages and have them send out text messages to subscribers advertising our services;
-	Advertise in local circulars;
-	Place an advertisement in the Georgetown Record;
-	Purchase magnetic logos of our business in order to advertise on the side of Mr. Powderly’s truck;
-	Purchase work shirts with our business logo on it so that we can have a professional appearance when bidding for jobs and working on jobs.

These steps are all being implemented to further our business plan and increase awareness of our home improvement services in the Boston, Massachusetts community. It is expected that these steps will cost approximately $1,000 to set-up and then will incur an approximate monthly fee of $500. It is expected that the magnetic logos will cost us $250; the work shirts will cost us $150 and the up-front costs for advertisements will be approximately $600. Additionally, we will incur monthly advertisement costs of approximately $500 in order to keep our advertisements current and available for users in the Georgetown Record, Yellow Pages, local circulars and RenovationExperts.com.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended September 30, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. For all revenue sources discussed below, in accordance with ASC 605-45 “Principal Agent Considerations”, we recognize revenue net of amounts retained by third party entities pursuant to revenue sharing agreements. Our specific revenue recognition policies are as follows:

We recognize revenue from the acceptance of a home remodeling contract and the signing of the contract when the project is completed and collection is reasonably assured.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2010. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our financial statements.

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: May 10, 2011	By:	/s/ Brendan Powderly
Brendan Powderly,
Chief Executive Officer, Principal Accounting Officer and Director