Form 10-Q
period 2011-06-30
Inspired Builders, Inc.
filed 2011-08-10
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

As of August 10, 2011, there were 11,025,000 shares of Common Stock, par value $$0.001 per share, outstanding.

Item 1. Financial Statements.

INSPIRED BUILDERS, INC.
CONDENSED BALANCE SHEETS

ASSETS

	June 30,	September 30,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$3,925	$725

TOTAL CURRENT ASSETS	3,925	725

TOTAL ASSETS	$3,925	$725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$42,442	$-
Payroll tax liability	1,342	670
Accrued interest	141	-
Note payable	3,000	-

TOTAL LIABILITIES	46,925	670

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,025,000 and 10,250,000 shares issued and outstanding, respectively	$11,025	$10,250
Additional paid in capital	9,225	3,000
Accumulated deficit	(63,250)	(13,195)
Total Stockholders’ Equity	(43,000)	55

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,925	$725

See accompanying notes to condensed unaudited
financial statements.

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

				For the period
	For the Three	For the Three	For the Nine	February 24, 2010
	Months Ended	Months Ended	Months Ended	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Construction revenue	$15,443	$8,697	$30,309	$8,989

Cost of materials and labor	5,869	6,656	15,072	7,319

Gross margin	9,574	2,041	15,237	1,670

OPERATING EXPENSES
Professional fees	3,572	125	46,444	125
General and administrative	7,436	4,592	18,707	14,934
Total Operating Expenses	11,008	4,717	65,151	15,059

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,434)	(2,676)	(49,914)	(13,389)

Other expenses
Interest expense	75	-	141	-

Provision for Income Taxes	-	-	-	-

NET LOSS	$(1,509)	$(2,676)	$(50,055)	$(13,389)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	11,025,000	10,324,722	10,872,039	10,308,929

See accompanying notes to condensed unaudited
financial statements.

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the period
	For the Nine	February 24, 2010
	Months Ended	(Inception) to
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,055)	$(13,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,250	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	42,442	-
Increase in accrued interest	141	-
Increase in accrued payroll taxes	672	-
Net Cash Used In Operating Activities	(5,550)	(3,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,000
Proceeds from the issuance of common stock	5,750	3,250
Net Cash Provided By Financing Activities	8,750	3,250

NET INCREASE IN CASH	3,200	(139)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	725	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,925	$(139)

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for subscription receivable	$-	$-

See accompanying notes to condensed unaudited
financial statements.

Inspired Builders, Inc.
Notes to Financial Statements
June 30, 2011

Note 1  Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending September  31, 2011. The condensed financial statements are presented on the accrual basis.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2011 and September 30, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Inspired Builders, Inc.
Notes to Financial Statements
June 30, 2011

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

Segment Information

As of June 30, 2011, the Company only operated in one segment; therefore, segment information has not been presented.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,”  clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

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

The Company did not have any potential common stock equivalents at June 30, 2011 and 2010.

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

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $50,055 and net cash used in operations of $5,550 for the nine months ended June 30, 2011.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Note 5 Note Payable

On January 10, 2011 the Company borrowed $3,000 pursuant to a note payable. The loan is payable one year from the date of issuance and accrues interest at a rate of 10% per annum. Accrued interest at June 30, 2011 amounted to $141.

Note 6 Stockholders Equity

Founder Shares, Common Stock, Shares to be Issued

For the period February 24, 2010 to June 30, 2011

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

Note 8 Subsequent Events

Common Stock Issuances

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2011 and August 10, 2011, we have concluded that no subsequent events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on March 23, 2011.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

As of August 1, 2011, we have had to limit our operations further due to financial constraints of our sole officer and director, Brendan Powderly. Mr. Powderly has ceased operating this Company on a full-time basis due to him obtaining full-time employment. We are going to continue to operate the business on a part-time basis and Mr. Powderly will work on current jobs, as needed.

Results of Operations for the Third Quarter and First Nine Months of Fiscal Years 2011 and 2010

The following table presents the statement of operations for the three month periods and nine month periods ended June 30, 2011 and June 30, 2010. The discussion following the table is based on these results.

		For the period		For the period
	For the Three	February 24, 2010	For the Nine	February 24, 2010
	Months Ended	(Inception) to	Months Ended	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Construction revenue	$15,443	$8,697	$30,309	$8,989

Cost of materials and labor	5,869	6,656	15,072	7,319

Gross margin	9,574	2,041	15,237	1,670

OPERATING EXPENSES
Professional fees	3,572	125	46,444	125
General and administrative	7,436	4,592	18,707	14,934
Total Operating Expenses	11,008	4,717	65,151	15,059

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,434)	(2,676)	(49,914)	(13,389)

Other expenses
Interest expense	75	-	141	-

Provision for Income Taxes	-	-	-	-

NET LOSS	$1,059)	$(2,676)	$(50,055)	$(13,389)

Net loss per share - basic and diluted	$-	$-	$-	$

Weighted average number of shares outstanding during the period - basic and diluted	11,025,000	10,324,722	10,872,039	10,308,929

Construction Revenue

Revenue increased from $8,697 for the three months ended June 30, 2010 to $15,443 for the three months ended June 30, 2011, an increase of $6,746.  Revenues increased from $8,989 for the nine months ended June 30, 2010 to $30,309 for the nine months ended June 30, 2011, an increase of $21,320.

The increase in revenue is primarily related to the age of the business. We were only incorporated in February 2010 so we only had 1 month to generate revenue for the months ended June 30, 2010. Additionally, our revenue increased due to the growth of the business and the ability of our sole officer and director to complete construction projects and generate new leads.

Operating Expenses

Our total operating expenses increased from $4,717 for the three months ended June 30, 2010 to $11,008 for the three months ended June 30, 2011, an increase of $6,291. Operating expenses increased from $15,059 for the nine months ended June 30, 2010 to $65,151 for the nine months ended June 30, 2011, an increase of $50,092.

The increase in operating expenses are primarily attributable to the increase in professional fees that were due in the three months ended June 30, 2011. Our Registration Statement on Form S-1 was declared effective in this quarter which resulted in us incurring additional legal, accounting, EDGAR and transfer agent fees.

Net Income (Loss)

Net loss decreased to a net loss of $(1,509) for the three months ended June 30, 2011 from a net loss of $(2,676) for the three months ended June 30, 2010, a decreased net loss of $(1,167). Net loss increased to a net loss of $(50,055) for the nine months ended June 30, 2011 from a net loss of $(13,389) for the nine months ended June 30, 2010, an increased net loss of $(36,666).

The increase in net loss was primarily due to the increase in operating expenses caused by the effectiveness of the registration statement.

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

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2011, we had a cash balance of $3,925.   Since inception, we raised $6,500 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2010. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

As of August 1, 2011, we have had to limit our operations further due to financial constraints of our sole officer and director, Brendan Powderly. Mr. Powderly has ceased operating this Company on a full-time basis due to him obtaining full-time employment. We are going to continue to operate the business on a part-time basis and Mr. Powderly will work on current jobs, as needed.

Over the next twelve months, we hope to continue to operate our business plan, however, we do recognize that potential growth may be hindered by our sole officer and director being able to spend adequate time on the operations due to his other commitments. If we are unable to grow or sustain the business and cease generating revenue, we believe that we may not be able to continue to pursue our business operations. As a result of the foregoing, we may begin to explore our options regarding the development of a new business plan and direction and may further explore the possibility of a reverse triangular merger involving our company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: August 10, 2011	By:	/s/ Brendan Powderly
Brendan Powderly,
Chief Executive Officer, Principal Accounting Officer and Director