Form 10-K
period 2011-09-30
Inspired Builders, Inc.
filed 2012-01-13
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-171636

Inspired Builders, Inc.
 (Name of small business issuer in its charter

Nevada	27-1989147
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
233 Wilshire Boulevard, Suite 830 Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

(310) 526-8400
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐         No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

INDEX

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐     No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 2011, was approximately $0. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,025,000.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

INDEX

FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 31, 2011

INDEX

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

INDEX

PART I

ITEM 1.   BUSINESS

Overview

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

Typical Home Repairs, Upgrades or Improvements

Through our years of experience building homes and our work as a contractor on home improvement projects, we have gained experience in the following areas:

Kitchen Upgrades

We can work with homeowners to provide kitchen upgrades that each homeowner seeks.  Our work includes installing paneling, painting or wallpaper for the kitchen and installing or re-finishing cabinetry that is already installed.

Bedroom Upgrades

Our handiwork can include renovating bedrooms. Even though we have not yet been hired to build custom mantelpieces, we can build and install custom mantelpieces and shelving for bedroom sets.  In addition, we can redecorate a homeowners bedroom by painting, hanging pictures and television sets or building and installing custom cabinetry and shelves. We have not remodeled any bedrooms but do have the experience necessary if a homeowner requests this work.

INDEX

Shelving and Closet Upgrades

We can build custom shelves and storage space in closets by either adding shelving or installing built-in shelves and drawers to increase the area that items such as shoes and clothes can be stored. Additionally, we have the ability to hang racks for suits, jackets and other items of clothing that need to be hung from hangers.

Flooring

Our expertise also includes installing or refinishing flooring. Specifically, we can install ceramic tiles, replace cracked ceramic tiles or install hardwood floors. We can also stain and refinish already existing hardwood floors. In fact, one of our jobs last year involved installing new hardwood floors.

Insurance

We carry general liability and contractor insurance coverage for our business. Our standard insurance policy covers all home improvements and is a $1 million general business liability policy. For this coverage, we pay approximately $1,000 in premiums per year.

Marketing Objectives

Our strategy for the marketing of our company is a combination of word of mouth, networking and advertising.  We believe the key to marketing in this industry is making sure that our potential customers are aware that we are available to provide them with all the home improvement services they need and that we have access to homeowners who have home repair needs.

Another marketing tool that we use is networking. We work with local builders and contractors  that we have created professional relationships with through previous projects and through community groups and teaming up with these builders and contractors on larger projects as well as being asked to work on the smaller projects that other builders cannot handle.  Additionally, as we grow we expect to advertise in local newspapers, circulars and on local billboards. To date, we have inquired about placing a listing in the Georgetown Record but have not paid for an ad in that newspaper because we are concerned that the newspaper does not reach a large enough network of homeowners. We have registered with yellowpages.com and we are now listed in the yellowpages.com as a home improvement contractor in Massachusetts, however, we have not paid for an upgraded package which would allow our business to be featured on the page or have a text message sent to promote our business or a link to our website because we do not feel this is the most effective way to market and would be too costly. As a beginning marketing tool, we have decided to focus only on one source of marketing, Renovation Experts.com. It is not determined when, or if, we will advertise with the local newspapers, this will depend on the success we have with RenovationExperts.com.

Additionally, we have built our website www.inspiredbuilders.com where potential customers can find out more about our services and contact us.

Lastly, we will rely on word of mouth from happy and loyal clients that we have done work for to refer our services to friends and neighbors.

Customers

Our customers are homeowner in the suburban Boston, Massachusetts area. We can do custom renovations of older homes or remodel or upgrade newer homes. Each customer that contracts with us for services enters into a contract for services and agrees to the specific services that we provides and a specific price for our services.

Since inception, we have completed over 20 home improvement contracts. The homes were all located within 25 miles of our corporate address in Georgetown, Massachusetts. Each customer was an owner of a single family home that wanted some renovation done on the home. Our projects, included everyday handyman jobs, refinishing walls, remodeling a bathroom, installing screen doors, building a three season porch, fixing a set of oak stairs and dry-wall and sheetrock maintenance.

Company’s Professional Licenses and Registrations

Home Improvement Contractors

We are a licensed Home Improvement Contractor in the State of Massachusetts. Our Home Improvement Contractor Registration number is 165933. The Office of Consumer Affairs and Business Regulation for the State of Massachusetts regulates the registration of contractors performing improvements or renovations on detached one and two family homes.

To become a Home Improvement Contractor, we filed an Application for Registration as a Home Improvement Contractor with the Office of Consumer Affairs and Business Regulation with the Commonwealth of Massachusetts. Additionally, we paid the application fee of $100 and the contribution to the Guaranty Fund of $100.

Our fee is deposited with the Guaranty Fund at the Office of Consumer Affairs and this serves as protection for consumers in the event of a dispute between a homeowner and us.

INDEX

Construction Supervisor’s License

Construction of all one- and two-family dwellings and all buildings containing less than 35,000 cubic feet of enclosed space must take place under the supervision of a person licensed by the Massachusetts Board of Building Regulations and Standards.  A Construction Supervisors License allows you to legally supervise persons engaged in construction, reconstruction, alteration, repair, removal or demolition of certain limited types of buildings.

Our sole officer and director, Brendan Powderly, has qualified for and passed the exam and has received his unrestricted license as a construction supervisor.

The Permit Process

Certain proposed construction must comply with state building codes and local building ordinances and many projects require permits for the construction.  We work with the local town or city governments in the municipality where the property is located to secure the required permits.

Generally, we are required to obtain a permit for any new construction in an existing building, including additions or extensions onto an existing building or structural remodeling of the interior of a building.  Permits can also be required for small structures such as decks, sheds and detached garages.  However, ordinary repairs such as painting do not require permits.

Additionally, depending on the nature and scope of each of our specific projects, we may be required to obtain additional government approvals, including general building permits, electrical permits, plumbing permits, mechanical permits or use permits.  Zoning permits may also be required as well.

Competition

The existing competition in this market is other custom home renovators that provide home improvements. They consist of “mom-and-pop” shops and larger commercial companies. Additionally, we also compete with the “do-it-yourself” market and the large home improvement stores that offer the homeowner Do-It-Yourself courses.

We will be able to continue to secure jobs by providing our customers with quality workmanship at an affordable price and in a timely manner. In addition, we will compete with all the other home renovators by marketing our services and responding to leads that we receive from RenovationsExperts.com.

Employees

As of December 1, 2011, Brendan Powderly is our only employee. Mr. Powderly, however, is not able to work for us on a full time basis. Due to personal reasons, he accepted a job with a local builder and is no longer operating the company on a full-time basis. He now operates the Company on a part-time basis. Until we are successful in growing our revenue, he will continue to be the sole employee and responsible for our marketing, securing projects, working on projects and keeping our financials. From time to time, we may be required to work with other professionals to assist with the home repairs, upgrades or improvements. Any additional individuals that assist on projects will be hired on a contract, per project basis as independent contractors and not our employees.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

Pursuant to the change of control, as discussed in more detail below, our principal executive office is now located at 233 Wilshire Boulevard, Suite 830, Santa Monica, California 90401, and our telephone number is (310) 526-8400. We do not have a lease agreement for this property. This property is owned by our sole officer and director and he allows us to use the space to run the business.

ITEM 3  LEGAL PROCEEDINGS

As of the date hereof, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. (REMOVED AND RESERVED)

INDEX

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced quotation on the OTC Bulletin Board under the trading symbol “ISRB” on April 8, 2011. The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  Since being listed on the OTCBB in April 2011 our common stock has not been traded.

Recent Sales of Unregistered Securities

On October 8, 2010, we issued 125,000 shares of our common stock to five individuals as compensation for services to be provided. These five individuals are Jennifer Zammit, Donna Bonfiglio, Nicole Arello, Brian Goldberg and Yuezhu Liang and are included in this registration statement. Each individual received 25,000 shares. The individuals received the shares for work that they have already completed related to preparation and filing of incorporation documents with the States of Nevada and Massachusetts, preparing corporate by-laws and resolutions. Additionally, they assisted in developing our website and researching possible marketing opportunities. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued as founders shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

The Company sold through a Regulation D Rule 506 offering a total of 650,000 shares of common stock to 24 investors, at a price per share of $0.01 for an aggregate offering price of $6,500. The first sale in this offering was made on March 15, 2010 and the offering closed in November 2010. We sold 75,000 shares of common stock for net proceeds of $750 before September 30, 2010 and sold the remaining 575,000 shares at a per share price of $0.01 for total proceeds of $5,750 in November 2010. No underwriters participated in the offering and we sold the shares to the following individuals:

-	Santiago Sang
-	Michelle Renda
-	Brian Renda
-	Denise Uniacke
-	Richard Uniacke
-	Michael Barritta
-	Gus Renda
-	Patricia Pomposelli
-	Brian Ratner
-	Sanket Desai
-	Joel Braun
-	Jeffrey Leschen
-	Eric Katz
-	Daniel Leschen
-	Adam Lederman
-	Joseph Leschen
-	David Kirschner
-	Paul Powderly
-	Megan Powderly
-	Karen Namvar
-	MaryAnn Corcoran
-	Elizabeth Eaton
-	Lee Curtis Eaton
-	Caory Taylor; and
-	Jason Barbanel.

INDEX

The Common Stock issued in this offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in November 2010 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

Holders

As of September 31, 2011 we had approximately 32 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 31, 2011, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 6.  SELECTED FIANANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

INDEX

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

Results of Operations

For the Fiscal Year Ended September 30, 2011

Construction revenue	$30,309
Cost of materials and labor	(16,607)
Gross profit	13,702

Operating expenses	71,486

Net loss	$(58,000)
Net loss per common share – basic and diluted	$(0.01)

Our business began on February 24, 2010.  Accordingly, no comparisons exist for the prior period.

For the fiscal year ended September 31, 2011

For the fiscal year ended September 30, 2011, we had $30,309 in construction revenue, cost of revenues of $16,607, resulting in a gross profit of $13,702. Operating expenses for the period totaled $71,486 resulting in a net loss of $58,000. Expenses for the period consisted of $71,486 in general and administrative expenses.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended September 30, 2011 was $58,000, or $0.01 per common share (basic and diluted).

Construction Revenue

During the fiscal year ended September 30, 2011, we completed 8 home improvement projects for homeowners and generated revenue of $30,309. The following is a list of each project that we completed and the amount of revenue generated from the project:

Project	Revenue Generated
Trim Work	$200
Bulkhead	$1,100
Bathroom Project	$6,570
Fence	$737
Basement Shelving	$200
Kitchen Project	$14,154
Cottage Upgrade	$7,728
Kitchen Ceiling	$619
Total	$30,308

INDEX

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

Our primary uses of cash have been for costs of goods for the completion of our home remodeling projects. All funds received have been expended in the furtherance of growing the business and establishing our brand and making sure our projects are completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements to finance additional marketing efforts,

☐	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers as the company expands, and

☐	The cost of being a public company.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2011, we had a cash balance of $1,205.   Since inception, we raised $6,500 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2012. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Over the next twelve months, we plan on sustaining our business and, if our financial resources allow, expanding our marketing efforts in order to be able to implement our business and secure home remodeling jobs. In order to implement our business plan, we do not need additional capital to purchase inventory, supplies or machines. However, we do need capital to be able to advertise effectively and make sure that home owners know that we can provide the services they need. In the next 6 months, we intend to take the following steps to further our business plan:

-	Place an advertisement on yellow pages and have them send out text messages to subscribers advertising our services; and
-	Advertise in local circulars.

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

INDEX

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended September 30, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

INDEX

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

INDEX

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Inspired Builders, Inc. as of September 30, 2011 and September 30, 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inspired Builders, Inc. as of September 30, 2011 and September 30, 2010, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Donahue Associates LLC
Donahue Associates LLC
Monmouth Beach, N.J.
January 13, 2012

INDEX

Inspired Builders, Inc.
Balance Sheets
As of September 30, 2011 and September 30, 2010

ASSETS	30-Sep-11	30-Sep-10

Current Assets:
Cash	$1,205	$725
Total current assets	$1,205	$725

Total assets	$1,205	$725

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$48,400	$670
Note payable	3,000	0
Total current liabilities	$51,400	$670

Shareholders' equity:
Preferred stock, $0.001 par value, 5 million shares authorized, none outstanding	-	-
Common stock- $0.001 par value, authorized 50,000,000 shares authorized,
10,250,000 shares issued and outstanding at September 30, 2010 and
11,025,000 shares issued and outstanding at September 30, 2011	$11,025	$10,250
Additional paid in capital	9,975	3,000
Accumulated deficit	(71,195)	(13,195)
Total shareholders' equity (deficit)	(50,195)	55

Total Liabilities & Shareholders' Equity (Deficit)	$1,205	$725

See the notes to the financial statements.

INDEX

Inspired Builders, Inc.
Statements of Operations
For the Years Ended September 30, 2011 and September 30, 2010

	30-Sep-11	30-Sep-10

Construction revenue	$30,309	$18,925
Cost of materials & labor	(16,607)	(11,550)
Gross profit	$13,702	$7,375

General & administrative expenses:
Administration	$71,486	$20,570
Total general & administrative expenses	71,486	20,570

Net loss from operations	$(57,784)	$(13,195)

Other expense:
Interest expense	(216)	0

Net loss before provision for income taxes	$(58,000)	$(13,195)

Provision for income taxes	0	0

Net loss	$(58,000)	$(13,195)

Net loss per share: basic and diluted	$(0.01)	$0.00

See the notes to the financial statements.

INDEX

Inspired Builders, Inc.
Statements of Cash Flows
For the Years Ended September 30, 2011 and September 30, 2010

	30-Sep-11	30-Sep-10
Operating Activities:
Net loss	$(58,000)	$(13,195)
Adjustments to reconcile net loss items
not requiring the use of cash:
Consulting expense	1,250	10,000
Changes in other operating assets and liabilities :
Accounts payable	47,730	670
Net cash used by operations	$(9,020)	$(2,525)

Financing activities:
Issuance of common stock	$6,500	$2,500
Proceeds from note payable	3,000	0
Subscriptions received	0	750
Net cash provided by financing activities	9,500	3,250

Net increase in cash	$480	$725

Cash balance at beginning of the year	725	0

Cash balance at September 30th	$1,205	$725

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

INDEX

Inspired Builders, Inc.
Statement of Stockholder Equity (Deficit)
For the Years Ended September 30, 2011 and September 30, 2010

	Common	Par	Additional	Accumulated	Total
	Shares *	Value	Paid in capital	Deficit	Equity (Deficit)

Balance at inception, February 24, 2010	0	$0	$0	$0	$0

Common stock issued to founder and consultants	10,000,000	$10,000			$10,000

Issuance of common stock	250,000	250	2,250		2,500

Subscriptions received			750		750

Net loss				(13,195)	(13,195)

Balance at September 30, 2010	10,250,000	$10,250	$3,000	$(13,195)	$55

Issuance of common stock	650,000	650	5,850		6,500

Issued stock to consultants	125,000	125	1,125		1,250

Net loss				(58,000)	(58,000)

Balance at September 30, 2011	11,025,000	$11,025	$9,975	$(71,195)	$(50,195)

See the notes to the financial statements.

INDEX

Inspired Builders, Inc.
Notes to Financial Statements
For the Years Ended September 30, 2011 and September 30, 2010

1.  Nature of Operations

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following; estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2011 and 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, loan payable, and accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at September 30, 2011 and September 30, 2010.

Revenue Recognition

The Company records revenue for services rendered when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product/service is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.

INDEX

Income Taxes

The Company accounts for income taxes in accordance with generally accepted accounting principles which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2011 and September 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

The Company did not have any potential common stock equivalents at September 30, 2010 and 2011.

Recent accounting pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

INDEX

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

3. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $58,000 and net cash used in operations of $9,020 for the year ended September 30, 2011. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.

INDEX

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no plan or knowledge of any tangible financing source or discussions with any investors to raise additional capital. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

4. Note Payable

On January 10, 2011 the Company borrowed $3,000 pursuant to a note payable. The loan is payable one year from the date of issuance and accrues interest at a rate of 10% per annum. Accrued interest at September 30, 2011 amounted to $216.

5. Stockholders’ Equity

On February 24, 2010 (inception), the Company issued 10,000,000 shares of common stock to the founder ($0.001/share).  The Company expensed the $10,000 immediately.

During fiscal year 2010, the Company issued 250,000 shares of common stock for proceeds of $2,500 ($0.01/share).

During fiscal year 2011, the Company issued 650,000 shares of common stock for proceeds of $6,500 ($0.01/share).

During fiscal year 2011, the Company issued 125,000 shares of common stock to consultants for services rendered valued at $1,250 ($0.01/share).

6. Commitments and Contingencies

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

INDEX

7.  Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $71,195 at September 30, 2011, that begins to expire in 2030. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Provision for income taxes is comprised of the following:
	30-Sep-11	30-Sep-10

Net loss before provision for income taxes	$(58,000)	$(13,195)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(19,918)	(3,299)
Allowance for recoverability	19,918	3,299
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$19,918	$3,299
Allowance for recoverability	(19,918)	(3,299)
Deferred tax benefit	$0	$0

INDEX

8. Concentration of Credit Risk

The Company relies heavily on the support of its president and majority shareholder.  A withdrawal of this support, for any reason, will have a material adverse affect on the Company’s financial position and its operations.

9.  Related Party Transaction

None.

10. Subsequent Events

The Company has made a review of material subsequent events from September 30, 2011 through the date of this report and found the following material subsequent events reportable during this period:

On December 7, 2011, a shareholder loaned the Company $2,250.  In connection with this loan, the Company issued the shareholder a promissory note that is due and payable one-year from the date of issuance.

On January 13, 2012, our principal officer and director entered into a stock purchase agreement for the sale of his equity securities for a purchase price of $15,000. Pursuant to the stock purchase agreement, the purchasers agreed to assume and satisfy all liabilities and continue to operate the business and our sole officer and director has agreed to resign from all positions effective following the filing of this Annual Report on Form 10-K. Our principal officer and director, however, has agreed to remain on as a consultant following this change of control to assist in the continuing operations.

INDEX

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of August 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 13, 2012, our principal officer and director entered into a stock purchase agreement for the sale of his equity securities for a purchase price of $15,000. Pursuant to the stock purchase agreement, the purchasers agreed to assume and satisfy all liabilities and continue to operate the business and our sole officer and director has agreed to resign from all positions effective following the filing of this 10-K. Our principal officer and director, however, has agreed to remain on as a consultant following this change of control to assist in the continuing operations.

As a result of the stock purchase agreement, the following changes to our Board of Directors have occurred:

•
 On January 13, 2012, immediately following the filing of this Annual Report on Form 10-K, Brendan Powderly resigned as the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. The resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies (including accounting or financial polices) or practices. The resignation was the result of the change of control due to the costs and necessary cash flow associated with operating the Company.

•
 Also on January 13, 2012, immediately following the filing of this Annual Report on Form 10-K, Jason P. Swaun was appointed as the Chief Executive Officer and Chairman of the Board of Directors and Carlos P. Salas was appointed as the Chief Operating Officer and member of the Board of Directors.

On January 13, 2012, we officially terminated the letter of intent that was entered into on October 13, 2011 with TRIG Special Purpose I, LLC, a Nevada corporation, (“TRIG”). No payments were ever made by TRIG pursuant to that letter of intent and TRIG was in material default that had not been timely cured. Accordingly, no shares were ever issued or transferred to TRIG and the letter of intent was terminated in its entirety.

INDEX

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of officers and director as of January 13, 2012, immediately prior to the filing of this Annual Report on Form 10-K. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position
Brendan Powderly	32	Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Brendan Powderly, Chief Executive Officer and Director

Brendan Powderly is our founder and has served as President, Chief Executive Officer and Chairman of our Board of Directors since inception.  Brendan Powderly has over 10 years of experience in construction and 9 years as a construction manager. He started as a superintendent with Ryan Homes in 2001 and by the end of 2002 he was promoted to Project Manager.  As project manager, he managed many successful projects, including townhomes, medium single family homes and large, high-end custom homes. Mr. Powderly won many awards while working on these projects for his dedicated customer service, construction volume and for quality of craftsmanship.  He also spent a year as the Cost Manager of Ryan Homes where he was able to cut his construction team’s costs by more than 5% within a 1 year timeframe.  In 2006, he joined Windover Construction’s Custom Home Division where he managed a team that built a $4.7 million custom home and a $2.5 million spec home in Beverly Farms, MA.  He is a licensed builder in the state of Massachusetts. In addition to his extensive background and awards he attended Rensselaer Polytechnic Institute.

Immediately after the filing of this Form 10-K, our sole officer and director will resign and the following table sets forth the names and ages of the newly appointed officers and directors. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position
Jason P. Swaun	43	Chief Executive Officer and Director
Carlos P. Salas	40	Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

John P. Swaun, Chief Executive Officer

John P. Swaun, CPA. Mr. Swaun is the Chief Executive Officer and Principal Accounting Officer. He is a Certified Public Accountant with a professional background as a practicing accountant and a financial controller in the real estate, telecommunications and financial services industries. He began his career at the Internal Revenue Service for three years and proceeded into private practice with Duval & Company, CPAs in Jacksonville, Florida as a staff accountant focused on real estate and hospitality industry clients. For eight years thereafter he worked at Merrill Lynch & Co. ultimately as Controller of Merrill Lynch Bank & Trust. He was Chief Financial Officer of a Florida based real estate development company and since 2008 has been controller of World Communications, a telecommunications voice and data solutions provider for business clients based in Seattle. Mr. Swaun is a published author including an article on IRS collection procedures published in CPA Today. He holds a Bachelor of Science in Accounting (1991) from the University of Florida.

Carlos P. Salas, Chief Operating Officer

Mr. Salas is an Executive Vice President, Direct Investments of COR Capital Corporation. Previously, he co-founded Dolphin Direct Equity Partners, LP, a New York-based private-equity fund focused on structured debt and equity investments in small-market companies. Prior to forming Dolphin, Mr. Salas served as CFO of a private capital equipment manufacturer to lead its financial and operational restructuring. Before this assignment, he was an investment banker with Donaldson, Lufkin & Jenrette, Inc. and Credit Suisse First Boston, each in Los Angeles, providing M&A and corporate-finance advice to middle-market companies. Mr. Salas is a member of the State Bar of California and practiced law with Cleary, Gottlieb, Steen & Hamilton in New York, where he advised clients in connection with debt and equity issuances and cross-border M&A transactions. In addition, he has served on the boards of directors of several public and private companies, and currently serves on the board of Williams Controls, Inc. Mr. Salas is a graduate of The University of Chicago (J.D.) and New York University (B.A.)

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Brendan Powderly, our Chief Executive Officer, who is not independent. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Bulletin Board are not required to have board committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee.  Our board of directors handles functions that would otherwise be handled by each of the committees.  We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

INDEX

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended September 30, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Brendan Powderly,	2010	$0	0	10,000 (a)	0	0	0	$6,701(b)	$16,701
Chief Executive Officer	2011	$0	0	-	-	-	-	$10,293(b)	$10,293

(a)	Represents 10,000,000 founder shares valued at $0.001/share.

(b)	Represents personal expenses paid for by the company.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through September 30, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2009 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Pursuant to the terms of the change of control, Mr. Powderly terminated any employment agreement he had with the Company and waived any rights to any payments due to him under this employment agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of January 13, 2012, immediately prior to the change of control disclosed above, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Brendan Powderly 288 North Street Georgetown, Massachusetts 01833	10,000,000	90.7%

All Executive Officers and Directors as a group (1 person)	10,000,000	90.7%

(1)	Based on 11,025,000 shares of common stock outstanding as of January 13, 2012

Pursuant to the change of control, our sole officer and director sold his shares in the Company to certain individuals and resigned as our sole officer and director, the following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock immediately following the change of control disclosed above, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
John P. Swaun; 233 Wilshire Boulevard, Suite 830, Santa Monica, CA 90401	3,663,133	33.23%
Carlos P. Salas; 233 Wilshire Boulevard, Suite 830, Santa Monica, CA 90401	0	*
All Executive Officers and Directors as a group (1 person)	3,663,133	33.23%

* denotes ownership of less than 1%.

(1)	Based on 11,025,000 shares of common stock outstanding as of January 13, 2012

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Immediately after incorporation of the Company on February 24, 2010, we issued 10,000,000 shares of common stock to Brendan Powderly for consideration of founder services.

INDEX

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended September 30, 2011, we have incurred $4,500 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records addressing the percentage of pre-approved audit fees.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

INDEX

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

10.1	Stock Purchase Agreement between Brendan Powderly and the purchasers of his Common Stock dated January 13, 2012.

31.1	Certification of Brendan Powderly pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Brendan Powderly pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: January 13, 2012	By:	/s/ Brendan Powderly
Brendan Powderly Chief Executive Officer
	By:	/s/ Brendan Powderly
Brendan Powderly
Chief Executive Officer and Principal Accounting Officer

 Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Brendan Powderly	Chief Executive Officer (Principal Executive	January 13, 2012
Brendan Powderly	Officer), President and Director