Form 10-Q
period 2011-12-31
Inspired Builders, Inc.
filed 2012-02-14
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Registrant’s telephone number, including area code (310) 526-8400

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

As of December 31, 2011, there were 11,025,000 shares of Common Stock, par value $0.001 per share, outstanding.

Item 1. Financial Statements.

INSPIRED BUILDER, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS

	December 30,	September 30,
	2011	2011
CURRENT ASSETS		(Audited)

Cash	$723	$1,205

TOTAL CURRENT ASSETS	723	1,205

TOTAL ASSETS	$723	$1,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$53,241	$48,400
Note payable	5,000	3,000

TOTAL LIABILITIES	58,241	51,400

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,025,000 and 11,025,000 shares issued and outstanding, respectively	$11,025	$11,025
Additional paid in capital	9,975	9,975
Accumulated deficit	(78,518)	(71,195)
Total Stockholders’ Equity	(57,518)	(50,195)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$723	$1,205

See accompanying notes to financial statements

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2011	December 31, 2010

Construction revenue	$-	$8,489

Cost of materials and labor	-	3,437

Gross margin	-	5,052

OPERATING EXPENSES
Professional fees	6,656	5,250
General and administrative	111	5,735
Total Operating Expenses	6,767	10,985

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,767)	(5,933)

Other expenses
Interest expense	100	-
Provision for Income Taxes	456	-
	556
NET LOSS	$(7,323)	$(5,933)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	10,025,000	10,553,261

See accompanying notes to financial statements

INSPIRED BUILDERS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months	For the three months
	Ended	Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,323)	$(5,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	1,250
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,841	230
Net Cash Used In Operating Activities	(2,482)	(4,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,000
Proceeds from the issuance of common stock	-	5,500
Net Cash Provided By Financing Activities	2,000	5,500

NET INCREASE IN CASH	(482)	1,047

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,205	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$723	$1,047

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Common stock issued for subscription receivable	$-	$-

See accompanying notes to financial statements

1  Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended December 31, 2011 are not necessarily indicative of results that may be expected for the year ending September 30, 2012. The condensed financial statements are presented on the accrual basis.

2.  Nature of Operations

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010.  The Company is a construction company that specializes in residential home repair and home improvements.  The Company contracts with homeowners to build custom home improvements, including shelving for closets, bathroom remodeling, upgrading home entertainment centers and replacing flooring.

In connection with the Change of Control that occurred on January 13, 2012, our principal offices are located in Santa Monica, California.

3. Summary of Significant Accounting Policies

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2011 and September 30, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, loan payable, and accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at December 31, 2011 and September 30, 2011.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740,  Income Taxes . Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2011 and September 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

The Company did not have any potential common stock equivalents at December 31, 2011 and 2010.

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

4. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,323 and net cash used in operations of $2,482 for the three months ended December 31, 2011. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets and from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no plan or knowledge of any tangible financing source or discussions with any investors to raise additional capital. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

5. Note Payable

On January 10, 2011 the Company borrowed $3,000 pursuant to a note payable. The loan is payable one year from the date of issuance and accrues interest at a rate of 10% per annum. Accrued interest at September 30, 2011 amounted to $292.

On November 16, 2011 the Company borrowed $2,000 pursuant to a note payable. The loan is payable one year from the date of issuance and accrues interest at a rate of 10% per annum. Accrued interest at December 31, 2011 amounted to $25.

6. Stockholders’ Equity

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

7. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended December 31, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2011 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K, which was filed with the Commission on January 13, 2012.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Plan of Operations

Inspired Builders, Inc., a Nevada Corporation, was located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction previously disclosed in the Company’s filing on Form 10-K dated as of January 13, 2012, we relocated to Santa Monica, California. Until the recent change of control transaction, we focused on repairing and providing home improvements for the homeowners.

Going forward, we expect to redirect the Company’s focus to acquiring, investing in, developing and managing real estate properties and related investments.  Any such efforts will require substantial financial and management resources, which the Company does not currently possess.  Therefore, while we will seek to acquire these resources as a part of our business plans, there can be no assurance of our success, and therefore, in our ability to enter the real estate investment or any other market.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital and management resources and the risks inherent in making and managing real estate and related investments, among other business risks..

As of August 1, 2011, we limited our operations due to financial constraints of our sole officer and director at that time, Brendan Powderly. Mr. Powderly ceased operating this Company on a full-time basis but continued to operate the business on a part-time basis for a period.  On January 13, 2012, we entered into a Securities Purchase Agreement that resulted in a change of control and a new management team assuming responsibilities for the Company.
Results of Operations for the First Quarter of Fiscal Years 2012 and 2011

The following table presents the statement of operations for the three month period ended December 31, 2011 and December 31, 2010. The discussion following the table is based on these results.

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2011	December 31, 2010

Construction revenue	$-	$8,489

Cost of materials and labor	-	3,437

Gross margin	-	5,052

OPERATING EXPENSES
Professional fees	6,656	5,250
General and administrative	111	5,735
Total Operating Expenses	6,767	10,985

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,767)	(5,933)

Other expenses
Interest expense	100	-
Provision for Income Taxes	456	-
	556
NET LOSS	$(7,323)	$(5,933)

Net loss per share - basic and diluted	$-	$-

Construction Revenue

Revenue decreased from $8,489 for the three months ended December 31, 2010 to $0 for the three months ended December 31, 2011, a decrease of $8,489.

The decrease in revenue is primarily attributable to the decrease in business and operations resulting from the Company’s sole officer and director withdrawing his full-time attention to the Company’s business.

Operating Expenses

Our total operating expenses decreased from $10,985 for the three months ended December 31, 2010 to $6,767 for the three months ended December 31, 2011, a decrease of $4,218.

The decrease in operating expenses is primarily attributable to the decrease in business and operations that were generated by the Company’s sole officer and director.

Net Income (Loss)

Net loss increased to a net loss of $(7,323) for the three months ended December 31, 2011 from a net loss of $(5,933) for the three months ended December 31, 2010, an increased net loss of $(1,390).

The increase in net loss was primarily due to the decrease in operations. Without generating revenue through the completion of home improvement projects, we were not able to offset expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock.

Our primary uses of cash have been for costs of goods for the completion of our home remodeling projects and for the payment of professional legal, accounting and audit fees related to the Company’s public reporting requirements. All funds received have been expended in the furtherance of operating the business and establishing our brand and making sure our projects are completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

▪	An increase in working capital requirements to finance any new operations,

▪	Increases in expenses associated with continuing operations, hiring managers, or contracting with vendors, and

▪	The cost of being a public company.

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2011, we had a cash balance of $723.   Since inception, we raised $6,500 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We will be required to raise additional funds in order to continue operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that our existing business will be profitable in 2012. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We have had to limit our operations further due to our sole officer and director withdrawing his full-time attention to the Company’s business. Mr. Powderly has ceased operating this Company on a full-time basis.

Over the next twelve months, we hope to create a new business plan with a new management team and additional capital resources. But, without additional capital and a new management team, we believe that we may not be able to continue to pursue our business operations. As a result of the foregoing, we will focus the Company’s efforts towards these objectives.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended December 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, our management identified material weaknesses due to the fact that we only have 1 officer and director and the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise of our Chief Financial Officer and our internal bookkeeper.  One officer and director and a lack of expertise to prepare our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we are searching for additional members to sit on our Board of Directors and be appointed as Officers of our Company. We may also engage an outside accounting firm to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP.  We believe that appointing additional members to the Board of Directors and hiring additional officers will allow us to improve our internal control over financial reporting. Also, if we decide to engage a U.S. GAAP consultant it will increase the possibility that a material misstatement of our annual or interim financial statements will not occur, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. Until such time as we add members to our Board of Directors, hire additional officers and/or hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

In connection with the change of control that occurred on January 13, 2012, we issued a promissory note to a related party in the amount of $211,000. The funds obtained from the promissory note were used in connection with the change of control to pay certain obligations and liabilities of the Company at the time of the change of control.

On February 13, 2011, Jason Swuan, our Chief Executive Officer and Director tendered his resignation due to personal commitments requiring his attention. We expect to, but to date, have not appointed a new Chief Executive Officer. Carlos Salas is our acting Chief Executive Officer and sole officer and director. In the future, we intend to appoint a new Chief Executive Officer and place additional individuals on the Board of Directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1	Promissory Note dated January 13, 2012

31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

101.INC	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with SEC Release 33-8238, exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: February 14, 2012	By:	/s/ Carlos Salas
Carlos Salas,
Acting Chief Executive Officer, Principal Accounting Officer and Director