Form 10-Q
period 2012-06-30
Inspired Builders, Inc.
filed 2012-08-14
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 11,025,000 shares of Common Stock, par value $0.001 per share, outstanding.

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30,	September 30,
	2012	2011
CURRENT ASSETS		(Audited)

Cash	$4,044	$1,205
Prepaid expenses	4,000	-

TOTAL CURRENT ASSETS	8,044	1,205

TOTAL ASSETS	$8,044	$1,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,777	$48,400
Accrued interest	10,119	-
Notes payable - related party	243,714	-
Note payable	-	3,000

TOTAL LIABILITIES	260,610	51,400

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,025,000 and 11,025,000 shares issued and outstanding, respectively	$11,025	$11,025
Additional paid in capital	9,975	9,975
Accumulated deficit	(273,566)	(71,195)
Total Stockholders’ Deficit	(252,566)	(50,195)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,044	$1,205

See accompanying notes to condensed unaudited financial statements.

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011

Construction revenue	$-	$15,443	$-	$30,309

Cost of materials and labor	-	5,869	-	15,072

Gross margin	-	9,574	-	15,237

OPERATING EXPENSES
Professional fees	21,239	3,572	187,183	46,444
General and administrative	2,311	7,436	4,969	18,707
Total Operating Expenses	23,550	11,008	192,152	65,151

LOSS BEFORE PROVISION FOR INCOME TAXES	(23,550)	(1,434)	(192,152)	(49,914)

Other expenses
Interest expense	5,610	75	10,219	141
Provision for Income Taxes	-	-	-	-
	5,610	75	10,219	141

NET LOSS	$(29,160)	$(1,509)	$(202,371)	$(50,055)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	11,025,000	11,025,000	11,025,000	10,872,039

See accompanying notes to condensed unaudited financial statements.

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,371)	$(50,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	1,250
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,000)
Increase in accounts payable and accrued expenses	(41,623)	43,114
Increase in accrued interest	10,119	141
Net Cash Used In Operating Activities	(237,875)	(5,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,500	3,000
Repayments from notes payable	(9,500)	-
Proceeds from notes payable -related party	243,714	-
Proceeds from the issuance of common stock	-	5,750
Net Cash Provided By Financing Activities	240,714	8,750

NET INCREASE IN CASH	2,839	3,200

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,205	725

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,044	$3,925

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

1. Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending September 30, 2012. The condensed financial statements are presented on the accrual basis.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2012 and September 30, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, loan payable, and accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at June 30, 2012 and September 30, 2011.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740,    Income Taxes   . Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2012 and September 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

The Company did not have any potential common stock equivalents at June 30, 2012 and 2011.

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
date.

4. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $202,022 and net cash used in operations of $238,875 for the nine months ended June 30, 2012. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.

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

6. Note Payable – Related Party

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000. Interest shall accrue in arrears on the principal of this Note outstanding from time to time at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the Maturity Date. Should Maker fail to pay the entire Loan and accrued interest by the Maturity Date, Maker agrees that the interest rate shall increase to Twelve percent (12.00%) per annum.  On May 22, 2012 the Company borrowed an additional $32,714 from the related party with the same terms. Accrued interest at June 30, 2012 amounted to $10,119.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2012. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2011 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K, which was filed with the Commission on January 13, 2012.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations for the Third Quarter and First Nine Months of Fiscal Years 2012 and 2011
The following table presents the statement of operations for the three month periods and nine month periods ended June 30, 2012 and June 30, 2011. The discussion following the table is based on these results.

				For the period
	For the Three	For the Three	For the Nine	February 24, 2010
	Months Ended	Months Ended	Months Ended	(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Construction revenue	$-	$15,443	$-	$30,309

Cost of materials and labor	-	5,869		15,072

Gross margin	-	9,574	-	15,237

OPERATING EXPENSES
Professional fees	21,239	3,572	187,183	46,444
General and administrative	2,311	7,436	4,969	18,707
Total Operating Expenses	23,550	11,008	192,152	65,151

LOSS BEFORE PROVISION FOR INCOME TAXES	(23,550)	(1,434)	(192,152)	(49,914)

Other expenses
Interest expense	5,610	75	10,219	141

Provision for Income Taxes	-	-	-	-

NET LOSS	$(29,160)	$(1,509)	$(202,371)	$(50,055)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	11,025,000	11,025,000	11,025,000	10,872,039

Construction Revenue

Revenue decreased from $15,443 for the three months ended June 30, 2011 to $0 for the three months ended June 30, 2012, a decrease of $15,443.  Revenues decreased from $30,309 for the nine months ended June 30, 2011 to $0 for the nine months ended June 30, 2012, a decrease of $30,309.

The decrease in revenue is primarily attributable to the decrease in business and operations resulting from the Company’s sole officer and director withdrawing his full-time attention to the Company’s business and the change of control transaction.

Operating Expenses

Our total operating expenses increased from $11,008 for the three months ended June 30, 2011 to $23,550 for the three months ended June 30, 2012, an increase of $12,542 or 113.9%. Operating expenses increased from $65,151 for the nine months ended June 30, 2011 to $192,152 for the nine months ended June 30, 2012, an increase of $127,001, or 194.9%.

The increase in operating expenses is primarily attributable to the costs associated with increased professional fees.

Net Income (Loss)

Net loss increased to a net loss of $(29,160) for the three months ended June 30, 2012 from a net loss of $1,509 for the three months ended June 30, 2011, an increased net loss of $(27,651). Net loss increased to a net loss of $(202,371) for the nine months ended June 30, 2012 from a net loss of $(50,055) for the nine months ended June 30, 2011, an increased net loss of $152,316, or 304.3%.

The increase in net loss was primarily due to the costs associated with increased professional fees.

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

Our primary uses of cash have been for costs of goods for the completion of our home remodeling projects and for the payment of professional legal, accounting and audit fees related to the Company’s public reporting requirements. All funds received have been expended in the furtherance of operating the business and establishing our brand and making sure our projects are completed with efficiency and of the highest quality. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance any new operations,

●	Increases in expenses associated with continuing operations, hiring managers, or contracting with vendors, and

●	The cost of being a public company.

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2012, we had a cash balance of $4,044.   Since inception, we raised $6,500 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We will be required to raise additional funds in order to continue operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that our existing business will be profitable in 2012. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer concluded that our disclosure controls and procedures are not effective, as of the three months ended June 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, our management identified material weaknesses due to the fact that we only have 1 officer and director and the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise and experienced Chief Financial Officer and internal bookkeeper.  One officer and director and a lack of expertise to prepare our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we are searching for additional members to sit on our Board of Directors and be appointed as Officers of our Company. We may also engage an outside accounting firm to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP.  We believe that appointing additional members to the Board of Directors and hiring additional officers will allow us to improve our internal control over financial reporting. Also, if we decide to engage a U.S. GAAP consultant it will increase the possibility that a material misstatement of our annual or interim financial statements will not occur, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. Until such time as we add members to our Board of Directors, hire additional officers and/or hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2012.

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

INSPIRED BUILDERS, INC.

Date: August 14, 2012	By:	/s/ Carlos Salas
Carlos Salas
Acting Chief Executive Officer, Principal Accounting Officer and Director