Form 10-K
period 2012-09-30
Inspired Builders, Inc.
filed 2013-01-15
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-171636

Inspired Builders, Inc.
 (Name of small business issuer in its charter

Nevada	27-1989147
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
233 Wilshire Boulevard, Suite 830 Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

(310) 526-8400
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 2012, was approximately $0. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,025,000.

FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 31, 2012

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

PART I

Item 1.   Business.

Overview

Inspired Builders, Inc., a Nevada Corporation, was located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction previously disclosed in the Company’s filing on Form 10-K dated as of January 13, 2012, we relocated to Santa Monica, California. Until the change of control transaction, we focused on repairing and providing home improvements for the homeowners.

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

Employees

As of January 14, 2013, we have no employees.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is now located at 233 Wilshire Boulevard, Suite 830, Santa Monica, California 90401, and our telephone number is (310) 526-8400. We do not have a lease agreement for this property. This property is owned by our sole officer and director and he allows us to use the space to run the business.

Item 3  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Recent Sales of Unregistered Securities

None.

Holders

As of January 14, 2013, we had approximately 32 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 30, 2012, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6.  Selected Financial Data.

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

Inspired Builders, Inc., a Nevada Corporation, was located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction previously disclosed in the Company’s filing on Form 10-K dated as of January 13, 2012, we relocated to Santa Monica, California. Until the change of control transaction, we focused on repairing and providing home improvements for the homeowners.

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

Results of Operations

Comparison of the year ended September 30, 2012 and 2011

For the fiscal year ended September 30, 2012, we had revenue of $0, as compared to $030,309 in the same period in 2011. Operating expenses for the year ended September 30, 2012 totaled $212,539 resulting in a net loss of $228,980, as compared to $71,486_ for the year ended September 30, 2011. Expenses for the year ended September 30, 2012 was $212,539  in general and administrative expenses, as compared to $71,486 for the same period in 2011.

Net Loss

As a result of the factors described above, our net loss for the fiscal year ended September 30, 2012 was $228,980, or $0.00per common share (basic and diluted), as compared to $58,000or $0.00 for 2011..

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock.

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2012, we had a cash balance of $0.   Since inception, we raised $6,500 from the sale of common stock and received proceeds from notes payable – related parties of $265,746  to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2013. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Shareholders,
Inspired Builders Inc.

We have audited the accompanying financial statements of Inspired Builders Inc. which comprise the balance sheet at September 30, 2012 and the related statements of operations, changes in shareholder equity, and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of the financial statements that are free from material misstatement, whether due to error or fraud.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financials statements based on our audit.  We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inspired Builders Inc. as of September 30, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Donahue Associates LLC
Monmouth Beach, New Jersey
January 15, 2013

Inspired Builders, Inc.
Balance Sheets
 At September 30, 2012 and September 30, 2011

ASSETS	September 30,	September 30,
	2012	2011
Current Assets:
Cash	$0	$1,205
Prepaid expense	4,000	0
Total current assets	$4,000	$1,205

Total assets	$4,000	$1,205

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$17,429	$48,400
Loan payable-related party	211,000	3,000
Total current liabilities	$228,429	$51,400

Due to related party	54,746	0

Shareholders' equity:
Preferred stock, $0.001 par value, 5 million shares authorized, none outstanding	$0	$0
Common stock- $0.001 par value, authorized 50,000,000 shares authorized,
11,025,000 shares issued and outstanding at September 30, 2011 and
11,025,000 shares issued and outstanding at September 30, 2012	$11,025	$11,025
Additional paid in capital	9,975	9,975
Accumulated deficit	(300,175)	(71,195)
Total shareholders' equity (deficit)	(279,175)	(50,195)

Total Liabilities & Shareholders' Equity (Deficit)	$4,000	$1,205

See the notes to the financial statements.

Inspired Builders, Inc.
Statements of Operations
For the Years Ended September 30, 2012 and September 30, 2011

	September 30,	September 30,
	2012	2011

Construction revenue	$0	$30,309
Cost of materials & labor	0	(16,607)
Gross profit	$0	$13,702

General & administrative expenses:
Administration	$212,539	$71,486
Total general & administrative expenses	212,539	71,486

Net loss from operations	$(212,539)	$(57,784)

Other expense:
Interest expense	(16,441)	(216)

Net loss before provision for income taxes	$(228,980)	$(58,000)

Provision for income taxes	0	0

Net loss	$(228,980)	$(58,000)

Net loss per share: basic and diluted	$(0.02)	$(0.01)
Weighted shares outstanding	11,025,000	10,929,739

See the notes to the financial statements.

Inspired Builders, Inc.
Statement of Cash Flows
For the Years Ended September 30, 2012 and September 30, 2011

	September 30,	September 30,
	2012	2011
Operating Activities:
Net loss	$(228,980)	$(58,000)
Adjustments to reconcile net loss items not requiring the use of cash:
Consulting expense	0	1,250
Changes in other operating assets and liabilities :
Prepaid expense	(4,000)	0
Accounts payable	(30,971)	47,730
Net cash used by operations	$(263,951)	$(9,020)

Financing activities:
Issuance of common stock	$0	$6,500
Proceeds from note payable	208,000	3,000
Advances from related party	54,746	0
Subscriptions received	0	0
Net cash provided by financing activities	262,746	9,500

Net increase in cash	$(1,205)	$480

Cash balance at beginning of the period	1,205	725

Cash balance at September 30th	$0	$1,205

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

Inspired Builders, Inc.
Statement of Shareholder Deficit
For the Years Ended September 30, 2012 and September 30, 2011

	Common	Par	Additional Paid in	Accumulated	Total Equity
	Shares *	Value	capital	Deficit	(Deficit)

Balance at September 30, 2010	10,250,000	$10,250	$3,000	$(13,195)	$55

Common stock issued to founder and consultants	125,000	$125	$1,125		$1,250

Issuance of common stock	650,000	650	5,850		6,500

Net loss				(58,000)	(58,000)

Balance at September 30, 2011	11,025,000	$11,025	$9,975	$(71,195)	$(50,195)

Net loss				(228,980)	(228,980)

Balance at September 30, 2012	11,025,000	$11,025	$9,975	$(300,175)	$(279,175)

See the notes to the financial statements.

Inspired Builders, Inc.
Notes to Financial Statements
For the Years Ended September 30, 2012 and September 30, 2011

1.  Nature of Operations

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2012 and 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, loan payable, and accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at September 30, 2012 and September 30, 2011.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740,  Income Taxes . Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2012 and September 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

The Company did not have any potential common stock equivalents at September 30, 2012 and 2011.

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
date.

3. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $228,980 and net cash used in operations of $263,951 for the year ended September 30, 2012. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.

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

5. Note Payable – Related Party

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000. Interest shall accrue in arrears on the principal of this Note outstanding from time to time at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the Maturity Date. Should Maker fail to pay the entire Loan and accrued interest by the Maturity Date, Maker agrees that the interest rate shall increase to Twelve percent (12.00%) per annum.  On May 22, 2012 the Company borrowed an additional $32,714 from the related party with the same terms. On September 17, 2012 the Company borrowed an additional $22,033 from the related party with the same terms Accrued interest at September 30, 2012 amounted to $16,341.

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

8.  Income Taxes

Provision for income taxes is comprised of the following:
	September 30, 2012	September 30, 2012

Net loss before provision for income taxes	$(228,980)	$(58,000)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(119,332)	(19,918)
Allowance for recoverability	119,332	19,918
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$119,332	$19,918
Allowance for recoverability	(119,332)	(19,918)
Deferred tax benefit	$0	$0

9. Concentration of Credit Risk

The Company relies heavily on the support of its president and majority shareholder.  A withdrawal of this support, for any reason, will have a material adverse affect on the Company’s financial position and its operations.

10.  Related Party Transaction

On May 22, 2012 the Company borrowed $32,714 from the related party at 10% interest due on demand. On September 17, 2012 the Company borrowed an additional $22,033 from the same related party with the interest at 10% due on demand.

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000 with a related party. Interest shall accrue in arrears on the principal of this Note outstanding from time to time at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the Maturity Date. Should Maker fail to pay the entire Loan and accrued interest by the Maturity Date, Maker agrees that the interest rate shall increase to Twelve percent (12.00%) per annum.

10. Subsequent Events

The Company has made a review of material subsequent events from September 30, 2012 through the date of this report and found the following material subsequent events reportable during this period:

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of our sole officer and director as of January 15, 2013, immediately prior to the filing of this Annual Report on Form 10-K. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position
Carlos P. Salas	42	Chief Executive Officer, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Carlos P. Salas, Chief Executive Officer

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

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Carlos Salas, our Chief Executive Officer, who is not independent. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Bulletin Board are not required to have board committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

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

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for fiscal 2012 and fiscal 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)
Carlos Salas,	2011		$0	0	0	0	0	0		$0		$0
Chief Executive Officer, Chief Operating Officer	2012		$0	0	0	0	0	0		$0		$0

Brendan Powderly,	2011		$0	0	0	0	0	0		$10,293(3)		$10,293
Former Chief Executive Officer(2)	2012	$	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A	$	N/A

(1)	Brendan Powderly resigned as a result of the change of control transaction on January 13, 2012.
(2)	Represents personal expenses paid for by the Company.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of January 14, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

Executive Officers and Directors
Carlos P. Salas; 233 Wilshire Boulevard, Suite 830, Santa Monica, CA 90401	0	*
All Executive Officers and Directors as a group (1 person)	0	0%
5% Shareholders
Brendan Powderly; 288 North Street, Georgetown, Massachusetts 01833	10,000,000	90.70%

* denotes ownership of less than 1%.

(1)	Based on 11,025,000 shares of common stock outstanding as of January 15, 2013

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Carlos Salas is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended September 30, 2012, we have incurred $6,500 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●
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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.		Title of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

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

INSPIRED BUILDERS, INC.

Date: January 15, 2013	By:	/s/ Carlos Salas
Carlos Salas Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carlos Salas	Chief Executive Officer (Principal Executive	January 15, 2013
Carlos Salas	Officer), President and Director