Form 10-K/A
period 2012-09-30
Inspired Builders, Inc.
filed 2013-02-14
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
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

Explanatory Note:

We are filing this amendment to our Annual Report on Form 10-K to respond to SEC Comments dated February 1, 2013. In accordance with the SEC Comments, we have provided an updated audit opinion that complies with the requested disclosure.

Except as described above, we have not modified or updated disclosures presented in the original Form 10-K in this amendment. Accordingly, this amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures, including the exhibits to the original Form 10-K, affected by subsequent events. As such, this Amendment speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events. Accordingly, this amendment should be read in conjunction with the original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inspired Builders Inc.

We have audited the accompanying balance sheets of Inspired Builders Inc. as of September 30, 2012 and 2011, and the related statements of operations, stockholders' decicit, and cash flows for each of the two years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inspired Builders Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Donahue Associates LLC
Monmouth Beach, N.J.
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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.		Title of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document (1)
101.SCH	*	XBRL Taxonomy Schema (1)
101.CAL	*	XBRL Taxonomy Calculation Linkbase (1)
101.DEF	*	XBRL Taxonomy Definition Linkbase (1)
101.LAB	*	XBRL Taxonomy Label Linkbase (1)
101.PRE	*	XBRL Taxonomy Presentation Linkbase (1)

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1) Incorporated by reference to the Company's annual report on Form 10-K filed with the SEC on January 15, 2013.
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

INSPIRED BUILDERS, INC.

Date: February 14, 2013	By:	/s/ Carlos Salas
Carlos Salas Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carlos Salas	Chief Executive Officer (Principal Executive	February 14, 2013
Carlos Salas	Officer), President and Director