Form 10-Q
period 2013-03-31
Inspired Builders, Inc.
filed 2013-05-15
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes ☐ No ☒

As of May 10, 2013, there were 11,025,000 shares of Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	September 30,
	2013	2012
ASSETS	(Unaudited)

Current Assets:
Cash	$-	$-
Prepaid expenses	-	4,000
Total current assets	-	4,000

Total assets	$-	$4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$49,801	$17,429
Notes payable - related party	294,520	211,000
Total current liabilities	344,321	228,429

Due to related party
		54,746
Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,025,000 and 11,025,000 shares issued and outstanding, respectively	$11,025	$11,025
Additional paid in capital	9,975	9,975
Accumulated deficit	(365,321)	(300,175)
Total Stockholders’ deficit	(344,321)	(279,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$4,000

See accompanying notes to condensed unaudited financial statements.

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012

Construction revenue	$-	$-	$-	$-

Cost of materials and labor	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
General and administrative	35,482	23,550	51,486	192,152
Total operating expenses	35,482	23,550	51,486	192,152

LOSS BEFORE PROVISION FOR INCOME TAXES	(35,482)	(23,550)	(51,486)	(192,152)

Other expenses
Interest expense	6,962	5,610	13,660	10,219

Net Loss before provision for income taxes	(42,444)	(29,160)	(65,146)	(202,371)

Provision for income taxes	-	-	-	-

NET LOSS	$(42,444)	$(29,160)	$(65,146)	$(202,371)

Net loss per share - basic and diluted	$-	$(0.00)	$-	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,025,000	11,025,000	11,025,000	11,025,000

See accompanying notes to condensed unaudited financial statements.

INSPIRED BUILDERS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,146)	$(202,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	4,000	(4,000)
Increase in accounts payable and accrued interest	32,372	(41,623)
Increase in accrued interest		10,119
Net Cash Used In Operating Activities	(28,774)	(237,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		6,500
Repayments from notes payable	-	(9,500)
Proceeds from notes payable -related party	28,774	243,714
Net Cash Provided By Financing Activities	28,774	240,714

NET INCREASE IN CASH	-	2,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	1,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$4,044

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

Inspired Builders, Inc.
Notes to Financial Statements
For the Six Months Ended March 31, 2013

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2013 and September 30, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, loan payable, and accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at March 31, 2013 and September 30, 2012.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740,   Income Taxes  . Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2013 and September 30, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

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

The Company did not have any potential common stock equivalents at March 31, 2013 and 2012.

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
date.

4. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $65,147 and net cash used in operations of $0 for the six months ended March 31, 2013. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.

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

6. Note Payable – Related Party

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000. Interest shall accrue in arrears on the principal of this Note outstanding from time to time at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the Maturity Date. Should Maker fail to pay the entire Loan and accrued interest by the Maturity Date, Maker agrees that the interest rate shall increase to Twelve percent (12.00%) per annum. On May 10, 2013 the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. On May 22, 2012 the Company borrowed an additional $32,714 from the related party with the same terms. On September 17, 2012 the Company borrowed an additional $22,033 from the related party with the same terms On February 7, 2013 the Company borrowed an additional $28,773 from the related party with the same terms Accrued interest at March  31, 2013 and September 30, 2012 amounted to $30,001 and $16,341, respectively.

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

10.  Related Party Transaction

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000. Interest shall accrue in arrears on the principal of this Note outstanding from time to time at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the Maturity Date. Should Maker fail to pay the entire Loan and accrued interest by the Maturity Date, Maker agrees that the interest rate shall increase to Twelve percent (12.00%) per annum. On May 10, 2013 the Company and the related party agreed to extend the maturity of the loan until January 13, 2014. On May 22, 2012 the Company borrowed an additional $32,714 from the related party with the same terms. On September 17, 2012 the Company borrowed an additional $22,033 from the related party with the same terms On February 7, 2013 the Company borrowed an additional $28,773 from the related party with the same terms Accrued interest at March  31, 2013 and September 30, 2012 amounted to $30,001 and $16,341, respectively.

11. Subsequent Events

The Company has made a review of material subsequent events from March 31, 2013 through the date of this report and found no material subsequent events reportable during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2013. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K, which was filed with the Commission on January 13, 2012. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Plan of Operations

Inspired Builders, Inc., a Nevada Corporation, was established in Boston, Massachusetts in 2010 as a construction company with a focus on residential real estate remodeling and repairs. On January 13, 2012, pursuant to the change of control transaction previously disclosed in the Company’s filing on Form 10-K dated as of January 13, 2012, we relocated to Santa Monica, California. Prior to the change of control transaction, our real estate activities were limited to the residential segment of the market.

Going forward, our activities are expected to focus mostly on hospitality and commercial real estate, with continuing select activity in the residential segment. Our focus will be to acquire, remodel, develop and manage real estate properties and related activities, including making and managing loans secured by real estate. Any such efforts will require substantial financial and management resources, which the Company does not currently possess. Therefore, while we will seek to acquire these resources as a part of our business plans, there can be no assurance of our success, and therefore, in our ability to enter the real estate or any other market.

Our long-term strategy targets upper-upscale and upscale full-service and select service hotels in primary, secondary and resort markets throughout the United States. In our commercial real estate segment, we intend to acquire, own, remodel, and develop properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment.

In certain cases we anticipate future investments in real estate in the form of mortgages, structured finance investments or other loans, which may be secured by real estate, a borrower’s pledge of ownership interests in the entity that owns the real estate or other assets. These investments may be subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As other opportunities arise, we may also seek to expand the our real estate activities to include other types of real estate-related investments, such as:

•
equity investments in real properties that are not long-term net leased to a single-tenant and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others;

•	mortgage loans secured by commercial real properties;

•	subordinated interests in first mortgage real estate loans, or B Notes;

•	mezzanine loans related to commercial real estate, which are senior to the borrower’s equity position but subordinated to other third-party financing;

•	commercial mortgage-backed securities, or CMBS; and

equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments)  issued by companies that are engaged in real-estate-related businesses, including other REITs.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital and management resources and the risks inherent in making and managing real estate and related investments, among other business risks.

Our  board of directors has determined that the Company will elect to be treated as a real estate investment trust, or REIT. We believe a REIT status has many attractive attributes for our shareholders, including no corporate level federal income tax, annual distribution of at least 90% of its otherwise taxable income, and easier reporting to shareholders (Form 1099 versus Schedule K-1). We also believe that publicly traded REITs offer other distinct advantages for investors: portfolio diversification, dividend income, public liquidity, long-term performance and transparency.

Upon the completion of the conversion to a REIT, we intend to engage the services of Camden Capital Partners as our external manager. Camden has substantial real estate investment experience and we believe our shareholders may benefit from their expertise, greater resources, and personnel. We also believe that an external manager service agreement has specific obligations including outlining strict performance criteria, where our board may be better placed overseeing the manager’s performance. We have not finalized the terms of the external manager agreement with Camden, and there is no assurance that we will, or, if we do, if the final terms will be beneficial to us.

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

Results of Operations for the First Quarter and Six Months of Fiscal Year 2013

The following table presents the statement of operations for the six month period ended March 31, 2013 and March 31, 2012. The discussion following the table is based on these results.

	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2013	March 31, 2012

Construction revenue	$-	$-

Cost of materials and labor	-	-

Gross margin	-	-

OPERATING EXPENSES
General and administrative	51,486	192,152
Total Operating Expenses	51,486	192,152

LOSS BEFORE PROVISION FOR INCOME TAXES	(51,486)	(192,152)

Other expenses
Interest expense	13,660	10,219

Provision for Income Taxes

NET LOSS	$(65,146)	$(202,371)

Net loss per share - basic and diluted	$-	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,025,000	11,025,000

Construction Revenue

We had no construction revenue for both the six months ended March 31, 2012 and March 31, 2013.

The lack of revenue is primarily attributable to the decrease in business and operations resulting from the Company’s sole officer and director withdrawing his full-time attention to the Company’s business and the change of control transaction.

Operating Expenses

Our total operating expenses decreased from $192,152 for the three months ended March 31, 2012 to $51,486 for the three months ended March 31, 2013, a decrease of $140,666 or 73.2%.

The decrease in operating expenses is primarily attributable to the decrease in activity and costs associated with professional fees.

Net Income (Loss)

Net loss decreased to a net loss of $65,146 for the three months ended March 31, 2013 from a net loss of $202,371 for the three months ended March 31, 2012, a decreased net loss of $137,225.

The decrease in net loss was primarily due to the decreased operating expenses and costs associated with decreased professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock.

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2013, we had a cash balance of $0. Since inception, we raised $6,500 from the sale of common stock and received proceeds from notes payable – related parties of $294,520 to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2013. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer concluded that our disclosure controls and procedures are not effective, as of the three months ended March 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, our management identified material weaknesses due to the fact that we only have 1 officer and director and the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise and experienced Chief Financial Officer and internal bookkeeper. One officer and director and a lack of expertise to prepare our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we are searching for additional members to sit on our Board of Directors and be appointed as Officers of our Company. We may also engage an outside accounting firm to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that appointing additional members to the Board of Directors and hiring additional officers will allow us to improve our internal control over financial reporting. Also, if we decide to engage a U.S. GAAP consultant it will increase the possibility that a material misstatement of our annual or interim financial statements will not occur, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. Until such time as we add members to our Board of Directors, hire additional officers and/or hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On February 22, 2013, Carlos Salas, the Chief Executive Officer of Inspired Builders, Inc. resigned from his position as Chief Executive Officer and Director of the Company and all other positions that he held with Inspired Builders, Inc.  The resignation of Mr. Salas was not a result of any disagreements relating to the Company’s operations, policies, or practices.

On the same day, in connection with Mr. Salas’ resignation from all positions he held with the Company, Matthew Nordgren was appointed as the Company’s Chief Executive Officer and Director.  Mr. Nordgren will perform the services and duties that are normally and customarily associated with the Chief Executive Officer as well as other associated duties as our Board may reasonably determine.

Matthew Nordgren, age 30, is a Director of Business Development of COR Capital, a private equity investment firm. He has served as the Chief Executive Officer of Nordco Consulting since he founded the company in February 2009 to provide business development services to Nordco Inc.  Since 2002, Mr. Nordgren has served as an executive at Nordco, Inc., a 30-year old family owned energy services company located in Dallas, Texas providing co-generation, thermal storage systems, light and energy engineering and heat recovery systems. From 2007 to 2010, Mr. Nordgren was a partner and Vice President of Schlegel Woy Management, one of the largest sports agency firms in Texas serving NFL players.  Mr. Nordgren has several ventures representing brands in the state of Texas, including since 2008 serving as Texas President of VEEV, responsible for marketing, distribution, and sales within the State of Texas.

Mr. Nordgren received his B.A. in Government Studies and a Business Foundations Certification Degree, McCombs School of Business, from the University of Texas, where he also played quarterback for the Longhorns. He was the first person in NCAA University of Texas Football history to graduate with two degrees in 3 ½ years while maintaining high honors, making the Dean’s List and lettering in football. Nordgren was drafted to the NFL, playing quarterback for the Detroit Lions then a three-year contract with the Philadelphia Eagles.

He has an extensive background in charity and community involvement organizations, including Gilda’s Club Cancer Charity, March of Dimes, Livestrong Foundation, Boys and Girls Club, Young Republicans, National Honor Society, Fellowship of Christian Athletes Member, and Meals on Wheels and others, including founding The Leadership Foundation in 2011 serving inner city youth of Dallas, Houston and Austin, TX

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

INSPIRED BUILDERS, INC.

Date: May 15, 2013	By:	/s/ Matt Nordgren
Matt Nordgren
Chief Executive Officer, Principal Accounting Officer and Director