Form 10-Q
period 2013-06-30
Inspired Builders, Inc.
filed 2013-08-16
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
ASSETS
Current Assets:
Cash	$85	$-
Prepaid expenses	-	4,000
Total current assets	85	4,000

Real estate	1,350,000

Total assets	$1,350,085	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$82,963	$17,429
Due to related party	3,711
Mortgage payable	750,000
Notes payable - related party	294,520	211,000
Total current liabilities	1,131,194	228,429

Due to related party
		54,746
Stockholders' equity / (deficit):
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,025,000 shares issued and outstanding, respectively	$11,125	$11,025
Additional paid in capital	609,875	9,975
Accumulated deficit	(402,109)	(300,175)
Total Stockholders’ equity / (deficit)	218,891	(279,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$1,350,085	$4,000

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Construction revenue	$-	$-	$-	$-

Cost of materials and labor	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
General and administrative	32,040	23,550	80,557	192,152
Total operating expenses	32,040	23,550	80,557	192,152

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,040)	(23,550)	(80,557)	(192,152)

Other expenses
Interest expense	6,962	5,610	21,377	10,219

Net Loss before provision for income taxes	7,342	(29,160)	(101,934)	(202,371)

Provision for income taxes	-	-	-	-

NET LOSS	$7,342	$(29,160)	$(101,934)	$(202,371)

Net loss per share - basic and diluted	$-	$(0.00)	$-	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,031,593	11,025,000	11,028,315	11,025,000

INSPIRED BUILDERS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,934)	$(202,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	4,000	(4,000)
Increase in accounts payable and accrued interest	65,534	(31,504)
Net Cash Used In Operating Activities	(32,400)	(237,875)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of real estate	(750,000)	-
Net Cash Provided By Financing Activities	(750,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		6,500
Repayments from notes payable	-	(9,500)
Advances - related party	3,711	-
Proceeds from mortgage payable	750,000	-
Proceeds from notes payable - related party	28,774	243,714
Net Cash Provided By Financing Activities	782,485	240,714

NET INCREASE IN CASH	85	2,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	1,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85	$4,044

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

One June 24, 2013 the Company issued 100,000 shares of common stock valued at $600,000 ($6.00 per share)
as partial consideration for the purchase of real estate.

Inspired Builders, Inc.
Notes to Financial Statements
For the Nine Months Ended June 30, 2013

1. Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending September 30, 2013. The condensed financial statements are presented on the accrual basis. The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes. The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). The Company believes it has qualified for taxation as a REIT and, as such, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate tax rates.

2.  Nature of Operations

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010.  The Company is a construction company that specializes in residential home repair and home improvements.  The Company contracts with homeowners to build custom home improvements, including shelving for closets, bathroom remodeling, upgrading home entertainment centers and replacing flooring.  In May 2013, the Company’s board of directors has determined that conversion of the Company’s corporate status to that of a real estate investment trust (a “REIT”) would best support the company’s strategic direction.  Accordingly, the board has passed and adopted a resolution for the Company to be treated as a REIT and will designate its tax status on Form 1120 to be filed with the IRS for the tax year 2013.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2013 and September 30, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, loan payable, and accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at June 30, 2013 and September 30, 2012.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740,    Income Taxes   . Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2013 and September 30, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2008 to 2011 are subject to IRS audit.

In May 2013 The Company’s board of directors has determined that conversion of the Company’s corporate status to that of a real estate investment trust (a “REIT”) would best support the company’s strategic direction.  Accordingly, the board has passed and adopted a resolution for the Company to be treated as a REIT and will designate its tax status on Form 1120 to be filed with the IRS for the tax year 2013.

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

The Company did not have any potential common stock equivalents at June 30, 2013 and 2012.

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

4. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $101,934 and net cash used in operations of $0 for the nine months ended June 30, 2013. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.

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

5. Real Estate

On June 24, 2013 the Company entered into an agreement with a third party to purchase a parcel of undeveloped land in Duval County Florida.  The purchase price for the Duval property is $1,350,000, payable as to $750,000 by the Company’s delivery of its 3% $750,000 note and mortgage due June 15, 2014.   The $600,000 balance of the purchase price was paid by the issuance to the seller of 100,000 shares of  the Company’s common stock, $0.001 par value per share, which was valued by the parties at $6.00 per share. In addition the Company incurred $4,213 of closing costs which were expensed during the period.

6. Mortgage Payable

On June 24, 2013 the Company entered into an agreement with a third party to purchase a parcel of undeveloped land in Duval County Florida.  The purchase price for the Duval property is $1,350,000, payable as to $750,000 by the Company’s delivery of its 3% $750,000 note and mortgage due June 15, 2014.   The $600,000 balance of the purchase price was paid by the issuance to the seller  of 100,000 shares of  the Company’s common stock, $0.001 par value per share, which was valued by the parties at $6.00 per share. As of June 30, 2013 the Company recorded accrued interest of $375

7. Note Payable – Related Party

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000. Interest shall accrue in arrears on the principal of this Note outstanding from time to time at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the Maturity Date. Should Maker fail to pay the entire Loan and accrued interest by the Maturity Date, Maker agrees that the interest rate shall increase to Twelve percent (12.00%) per annum. On May 10, 2013 the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. On May 22, 2012 the Company borrowed an additional $32,714 from the related party with the same terms. On September 17, 2012 the Company borrowed an additional $22,033 from the related party with the same terms On February 7, 2013 the Company borrowed an additional $28,773 from the related party with the same terms Accrued interest at June 30, 2013 and September 30, 2012 amounted to $37,342 and $16,341, respectively.

7. Stockholders’ Equity

On June 24, 2013, the Company issued 100,000 shares of common stock valued at $600,000 ($6.00/share) for the purchase of real estate.

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

10.  Related Party Transaction

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000. Interest shall accrue in arrears on the principal of this Note outstanding from time to time at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the Maturity Date. Should Maker fail to pay the entire Loan and accrued interest by the Maturity Date, Maker agrees that the interest rate shall increase to Twelve percent (12.00%) per annum. On May 10, 2013 the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. On May 22, 2012 the Company borrowed an additional $32,714 from the related party with the same terms. On September 17, 2012 the Company borrowed an additional $22,033 from the related party with the same terms On February 7, 2013 the Company borrowed an additional $28,773 from the related party with the same terms Accrued interest at June 30, 2013 and September 30, 2012 amounted to $37,342 and $16,341, respectively.

11. Subsequent Events

On August 1, 2013 a related party advanced the Company $30,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended June 30, 2013. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K and Amendment No. 1 to Form 10-K, which were filed with the Commission on January 15, 2013 and February 14, 2013, respectively. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

●
equity investments in real properties that are not long-term net leased to a single-tenant and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others;

●	mortgage loans secured by commercial real properties;

●	subordinated interests in first mortgage real estate loans, or B Notes;

●	mezzanine loans related to commercial real estate, which are senior to the borrower’s equity position but subordinated to other third-party financing;

●	commercial mortgage-backed securities, or CMBS; and

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

Results of Operations for the Third Quarter and First Nine Months of Fiscal Years 2013 and 2012

The following table presents the statement of operations for the three month periods and nine month periods ended June 30, 2013 and June 30, 2012. The discussion following the table is based on these results.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Construction revenue	$-	$-	$-	$-

Cost of materials and labor	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
General and administrative	32,040	23,550	80,557	192,152
Total operating expenses	32,040	23,550	80,557	192,152

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,040)	(23,550)	(80,557)	(192,152)

Other expenses
Interest expense	6,962	5,610	21,377	10,219

Net Loss before provision for income taxes	7,342	(29,160)	(101,934)	(202,371)

Provision for income taxes	-	-	-	-

NET LOSS	$7,342	$(29,160)	$(101,934)	$(202,371)

Net loss per share - basic and diluted	$-	$(0.00)	$-	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,031,593	11,025,000	11,028,315	11,025,000

Construction Revenue

We had no construction revenue for both the nine months ended June 30, 2012 and June 30, 2013.

The lack of revenue is primarily attributable to the decrease in business and operations resulting from the Company’s sole officer and director withdrawing his full-time attention to the Company’s business and the change of control transaction.

Operating Expenses

Our total operating expenses decreased from $192,152 for the nine months ended June 30, 2012 to $80,557 for the nine months ended June 30, 2013, a decrease of $111,595 or 58.1%.

The decrease in operating expenses is primarily attributable to the decrease in activity and costs associated with professional fees.

Net Income (Loss)

Net loss decreased to a net loss of $101,934 for the nine months ended June 30, 2013 from a net loss of $202,371 for the nine months ended June 30, 2012, a decreased net loss of $100,437.

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

Our net revenues are not sufficient to fund our operating expenses. At June 30, 2013, we had a cash balance of $85. Since inception, we raised $6,500 from the sale of common stock and received proceeds from notes payable – related parties of $294,520 to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2013. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2013. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer concluded that our disclosure controls and procedures are not effective, as of the three months ended June 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, our management identified material weaknesses due to the fact that we only have 1 officer and director and the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise and experienced Chief Financial Officer and internal bookkeeper. One officer and director and a lack of expertise to prepare our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we are searching for additional members to sit on our Board of Directors and be appointed as Officers of our Company. We may also engage an outside accounting firm to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that appointing additional members to the Board of Directors and hiring additional officers will allow us to improve our internal control over financial reporting. Also, if we decide to engage a U.S. GAAP consultant it will increase the possibility that a material misstatement of our annual or interim financial statements will not occur, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. Until such time as we add members to our Board of Directors hire additional officers and/or hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

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

INSPIRED BUILDERS, INC.

Date: August 15, 2013	By:	/s/ Matt Nordgren
Matt Nordgren
Chief Executive Officer, Principal Accounting Officer and Director