Form 10-K
period 2013-09-30
Inspired Builders, Inc.
filed 2014-03-06
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 1, 2013, was approximately $0. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, February 28, 2014: 11,125,000.

FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

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

PART I

Item 1.   Business.

Overview

Inspired Builders, Inc., a Nevada Corporation, was located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction, we relocated to Santa Monica, California. Until the change of control transaction, we focused on the real estate construction services business through a residential property repair and home improvement business. .

Since then we have redirected the Company’s focus to acquiring, investing in, developing and managing real estate properties and related investments.  We have evaluated numerous real estate investment opportunities emphasizing commercial real estate development. Any such efforts in real estate will require substantial financial and management resources, which the Company does not currently possess.  Therefore, while we will seek to acquire these resources as a part of our business plans, there can be no assurance of our success, and therefore, in our ability to enter the real estate investment or any other market.

Agreement to Purchase of Duval Property

On June 24, 2013 the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida.  The purchase price for the Duval property was $1,350,000, payable as to $750,000 by the Company’s delivery of a 3% mortgage in the amount of $750,000, which is due June 15, 2014.   The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock, $0.001 par value per share, which was valued by the parties at $6.00 per share.  Due to the related party nature of this transaction, the Company’s carrying value was deemed to be the historical basis of the property, $307,504.  The difference between the purchase price and the historical basis was treated as a deemed distribution and recorded against Additional Paid In Capital.

Joint Venture with Development Property Holdings, Inc.

As previously disclosed on Form 8-K filed on December 31, 2013, on December 10, 2013, we entered into a joint venture with Development Property Holdings, Inc. a California corporation, (the “Joint Venture”) to enter into and become a Florida joint venture for the purpose of acquiring certain commercial real property in the State of Florida. The Joint Venture will be vested 50% by each partner and all decisions, costs, expenses and profits will be divided evenly between the two partners. A copy of the Joint Venture Agreement is attached hereto as Exhibit 10.6.

To date, the Joint Venture has not executed and closed on any properties and is still searching for its first project.

Employees

As of January 7, 2014, other than our Chief Executive Officer, we have 0 employees.

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

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Recent Sales of Unregistered Securities

None.

Holders

As of February 25, 2014, we had approximately 27 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 30, 2013, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Inspired Builders, Inc., a Nevada Corporation, was located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction, we relocated to Santa Monica, California. Until the change of control transaction, we focused on repairing and providing home improvements for the homeowners.

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

Results of Operations

Comparison of the year ended September 30, 2013 and 2012

For the fiscal year ended September 30, 2013, we had revenues of $0, as compared to $0 in the same period in 2012. Operating expenses for the year ended September 30, 2013 totaled $97,748 resulting in a net loss of $132,799, as compared to operating expenses of $212,539 and a net loss of $228,980 for the year ended September 30, 2012. Expenses for the year ended September 30, 2013 consisted of $97,748 in general and administrative expenses, as compared to $212,539 of general administrative expenses for the same period in 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2013, we had a cash balance of $857.   Since inception, we raised $6,500 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2014. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended September 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of real estate and equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2013. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Inspired Builders, Inc.

We have audited the accompanying balance sheet of Inspired Builders, Inc. (the “Company”) as of  September 30, 2013, and the related statement of operations, statement of stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inspired Builders, Inc. as of September 30, 2013 and the results of its operations and its cash flows for the period then ended,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 in the financial statements, the Company has a net loss of $132,799, an accumulated deficit of $432,974 and a negative cash flow from continuing operations of $ 61,628. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 28, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inspired Builders Inc.

We have audited the accompanying balance sheet of Inspired Builders Inc. as of September 30, 2012 and the related statements of operations, stockholders' deficit, and cash flows for the year in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inspired Builders Inc. as of September 30, 2012, and the results of its operations and its cash flows for the year in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

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

Donahue Associates LLC
Monmouth Beach, N.J.
January 15, 2013

INSPIRED BUILDER, INC.
BALANCE SHEETS

ASSETS

	As of September 30,
	2013	2012
ASSETS

Current Assets:
Cash	$857	$-
Prepaid expenses	-	4,000
Total current assets	857	4,000

Real estate	307,504	-

Total assets	$308,361	$4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$74,600	$17,429
Accrued salary	10,000
Due to related parties	3,711	54,746
Mortgage payable - related party	750,000
Notes payable - related parties	324,520	211,000
Total current liabilities	1,162,831	283,175

Commitments and Contingencies: (See Note 10)

Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,025,000 shares outstanding, and 11,025,000 shares issued, respectively	11,125	11,025
Additional paid in capital	(432,621)	9,975
Accumulated deficit	(432,974)	(300,175)
Total Stockholders’ deficit	(854,470)	(279,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$308,361	$4,000

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2013	2012

OPERATING EXPENSES
General and administrative	$97,748	$212,539
Total operating expenses	97,748	212,539

LOSS FROM OPERATIONS	(97,748)	(212,539)

Other expenses
Interest expense	35,051	16,441

Net Loss before provision for income taxes	(132,799)	(228,980)

Provision for income taxes	-	-

NET LOSS	$(132,799)	$(228,980)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,051,849	11,025,000

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,799)	$(228,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) / Decrease in prepaid expenses	4,000	(4,000)
Increase / (Decrease) in accounts payable and accrued interest	57,171	(30,971)
Increase in accrued salary	10,000	-
Net Cash Used In Operating Activities	(61,628)	(263,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - related parties	3,711	54,746
Proceeds from notes payable - related parties	58,774	208,000
Net Cash Provided By Financing Activities	62,485	262,746

NET INCREASE / DECREASE IN CASH	857	(1,205)

CASH AT BEGINNING OF YEAR	-	1,205

CASH AT END OF YEAR	$857	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

On June 24, 2013 the Company authorized the issuance of 100,000 shares of common stock and a note payable of $750,000 as consideration for the purchase of real estate from a related party. The real estate was recorded at its historical cost and the difference between the historical costs and the consideration paid was treated as a return of capital of $442,496.

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC
STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2011	-	$-	11,025,000	$11,025	$9,975	$(71,195)	$(50,195)

Net Loss for the year ended September 30, 2012	-	-	-	-	-	(228,980)	(228,980)

Balance, September 30, 2012	-	-	11,025,000	11,025	9,975	(300,175)	(279,175)

Net Loss for year ended September 30, 2013	-	-	-	-	-	(132,799)	(132,799)

Common stock approved for issuance for purchase of real estate	-	-	100,000	100	(442,596)	-	(442,496)

Balance September 30, 2013	-	$-	11,125,000	$11,125	$(432,621)	$(432,974)	$(854,470)

See accompanying notes to financial statements.

Inspired Builders, Inc.
Notes to Financial Statements
For the Years Ended September 30, 2013 and 2012

1.   Nature of Operations

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010.  The Company is a construction company that specializes in residential home repair and home improvements.  The Company contracts with homeowners to build custom home improvements, including shelving for closets, bathroom remodeling, upgrading home entertainment centers and replacing flooring.  In May 2013, the Company’s board of directors determined that conversion of the Company’s corporate status to that of a real estate investment trust (a “REIT”) would best support the company’s strategic direction.  Accordingly, the board passed and adopted a resolution for the Company to be treated as a REIT.  As of February 28, 2014, the Company has not completed the necessary filings to change its status with the Internal Revenue Services.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following; estimates of the probability and potential magnitude of contingent liabilities, the valuation allowance for deferred tax assets due to continuing operating losses, valuation of shares issued in connection with the purchase of real estate, the valuation of the real estate and the evaluation of any impairment on the real estate.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2013 and 2012.
The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, loan payable, accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at September 30, 2013 and 2012.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740,   Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2013 and September 30, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2010 to 2013 are subject to IRS audit.

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

The Company did not have any potential common stock equivalents at September 30, 2013 and 2012.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

3. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $137,399 and net cash used in operations of $61,628 for the year ended September 30, 2013. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.  If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.   This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Real Estate

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable as $750,000 by the Company’s delivery of its 3% note and mortgage, due June 15, 2014. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. In accordance with SAB 7310.1, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504.

5. Employment Agreement

On September 1, 2013 the Company entered into a three year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board.  The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract.  As of September 30, 2013, the Company has accrued $10,000, for amounts due to the CEO.

6. Mortgage Payable – Related Party

On June 24, 2013 the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable as $750,000 by the Company’s delivery of its 3% note and mortgage, due June 15, 2014. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2013 the Company has accrued interest of $6,125 due on the mortgage.

7. Notes Payable – Related Parties

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum.  Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date.  Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014.   The loan maturity dates were further extended to January 13, 2015 on January 13, 2014.  On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms. On September 17, 2012, the Company borrowed an additional $22,033 from the related party, with the same terms.  On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms.  The total outstanding principal at September 30, 2013 amounted to $324,529. Accrued interest at September 30, 2013, and September 30, 2012, amounted to $45,768 and $16,341, respectively.

8. Stockholders’ Equity

On June 24, 2013, the Company approved the issuance of 100,000 shares of common stock to a related party as partial consideration for the purchase of real estate.  The shares were valued at the historical cost of the consideration given.  The difference between the historical cost and the consideration paid was treated as a return of capital of $442,496.

9.  Income Taxes

Provision for income taxes is comprised of the following:

	September 30, 2013	September 30, 2012

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state income tax	5.83%	0%
Less valuation allowance	(39.83)%	(34)%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$172,232	$119,332
Less valuation allowance	(172,232)	(119,332)
Deferred tax benefit	$0	$0

The increase in the valuation allowance for the year ended September 30, 2013 was an increase of $52,900.

10. Commitments and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

11. Concentration of Credit Risk

The Company relies heavily on the support of its president and majority shareholder.  A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

12.  Related Party Transaction

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum.  Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date.  Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014.  The loan maturity dates were further extended to January 13, 2015 on January 13, 2014.  On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms. On September 17, 2012, the Company borrowed an additional $22,033 from the related party, with the same terms.  On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms Total outstanding principal at September 30, 2013 amounted to $324,529. Accrued interest at September 30, 2013, and September 30, 2012, amounted to $45,768 and $16,341, respectively.

On June 24, 2013 the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable as $750,000 by the Company’s delivery of its 3% note and mortgage, due June 15, 2014. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. In accordance with SAB 7310.1, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. As of September 30, 2013 the Company recorded accrued interest of $6,125

On September 1, 2013 the Company entered into a three year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board.  The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract.  As of September 30, 2013, the Company has accrued $10,000, for amounts due to the CEO.

13. Subsequent Events

On November 14, 2013, a related party advanced the Company $19,960 for working capital.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 10% due November 13, 2014.

On December 20, 2013, a related party advanced the Company $2,500 for working capital.

On January 13, 2014, a related party entered into an unsecured note payable for $3,352 with an interest rate of 5% due January 13, 2015.

On January 7, 2014, a related party advanced the Company $5,000 for working capital.

On January 24, 2014, a related party advanced the Company $10,000 to pay for 1 months salary to our Chief Executive Officer.

In December 2013 the Company entered into a Joint Venture Agreement with Development Property Holdings, Inc. a California corporation, to enter into and become a Florida joint venture for the purpose of acquiring certain commercial real property in the State of Florida. The Joint Venture will be vested 50% by each partner and all decisions, costs, expenses and profits will be divided evenly between the two partners. To date, the Joint Venture has not executed and closed on any properties and is still searching for its first project.

On February 7, 2014, the Company issued 100,000 shares to the seller of the property, a related party, which closed on June 24, 2013.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of September 30, 2013 the Company determined that the following items constituted a material weakness:

•
The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•
The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.

•	The Company failed to issue shares approved for issuance as part of the purchase of property, which closed in June 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In December 2013 the Company entered into a Joint Venture Agreement with Development Property Holdings, Inc. a California corporation, to enter into and become a Florida joint venture for the purpose of acquiring certain commercial real property in the State of Florida. The Joint Venture will be vested 50% by each partner and all decisions, costs, expenses and profits will be divided evenly between the two partners. To date, the Joint Venture has not executed and closed on any properties and is still searching for its first project.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of officers and director as of September 30, 2013. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position
Matthew Nordgren	30	Chief Executive Officer, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Matthew Nordgren, age 30, has served as the Chief Executive Officer of Nordco Consulting since he founded it in February 2009.  From 2007 to 2010, Mr. Nordgren has been a partner and Vice President of Schlegel Woy Management.  Since 2008, Mr. Nordgren has been the Texas President of VEEV, where he is responsible for marketing, distribution, and sales within the State of Texas.  Since 2002, Mr. Nordgren has served as an executive at Nordco, Inc., where he is responsible for corporate development and marketing strategies. Mr. Nordgren received his B.A. in government from the University of Texas.

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

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for fiscal year 2013 and fiscal year 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Matthew Nordgren,	2013	$10,000	0	0	0	0	0	$0	$10,000
Chief Executive Officer (1)	2012	$0	0	0	0	0	0	$0	$0

Carlos Salas,	2013	$0	0	0	0	0	0	$0	$0
Chief Executive Officer, Chief Operating Officer (2)	2012	$0	0	0	0	0	0	$0	$0

(1)	Matthew Nordgren was appointed as the Chief Executive Officer on February 22, 2013.
(2)	Carlos Salas resigned on February 22, 2013 as the Chief Executive Officer and director of the Company.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

On September 1, 2013, the Company approved an employment agreement for Matthew Nordgren. Pursuant to the employment agreement, Mr. Nordgren shall be paid $10,000 per month and is eligible for an annual bonus in stock or cash. The term of the employment agreement is for 3-years. A copy of the Employment Agreement is attached hereto as Exhibit 10.1.

Pursuant to the terms of the change of control, Mr. Powderly terminated any employment agreement he had with the Company and waived any rights to any payments due to him under this employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of February 25, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Matthew Nordgren; 233 Wilshire Boulevard, Suite 830, Santa Monica, CA 90401	0		*
All Executive Officers and Directors as a group (1 person)	0	*	%
Swan Associates Group, LLC	3,508,333	31.536%

* denotes ownership of less than 1%.

(1)	Based on 11,125,000 shares of common stock outstanding as of February 25, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Matthew Nordgren is not considered independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended September 30, 2013 and 2012, we have incurred $25,000 and $6,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

10.1	Employment Agreement for Matthew Nordgren
10.2	Purchase and Sale Agreement between the Company for the Duval property (1)
10.3	Assignment of Special Warranty Deed to the Duval Property (1)
10.4	Secured $750,000 promissory note of the Company (1)
10.5	Mortgage and Security Agreement on the Duval property (1)
10.6	Joint Venture Agreement between Inspired Builders, Inc. and Development Property Holdings, Inc. dated December 10, 2013.
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Referred to and incorporated by reference to the Current Report on Form 8-K filed on June 24, 2013.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date : March 5, 2014	By:	/s/ Matthew Nordgren
Matthew Nordgren Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Matthew Nordgren	Chief Executive Officer and Chief Financial Officer	March 5, 2014
Matthew Nordgren	(Principal Executive Officer and Principal Financial Officer) and Sole Director