Form 10-Q/A
period 2013-06-30
Inspired Builders, Inc.
filed 2014-08-22
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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
Yes   ☐ No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No  ☒

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

EXPLANATORY PARAGRAPH

Inspired Builders, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 primarily to revise the previous accounting treatment of the agreement entered into with a related party to purchase a parcel of undeveloped land in Duval County Florida.  The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a 3% $750,000 mortgage due on June 15, 2014.   The $600,000 balance of the purchase price was paid by the issuance to the seller of 100,000 shares of the Company’s common stock, $0.001 par value per share, which was valued by the parties at $6.00 per share. The Company subsequently determined that the carrying value of the real property should have been at historical cost, due to the related party nature of the transaction, which was below the $1,350,000 value that was attributed to it in the purchase agreement. As a result, the accounting for the real property has been revised to reflect the asset at historical cost and the excess purchase price as a contribution of capital in the condensed Statement of Stockholders Deficit. The Company has concluded that the effect of these errors will be to decrease the value of the real property and the total assets of the Company as of June 30, 2013. The adjustment affects the condensed balance sheet as of June 30, 2013 and has no effect on the Company’s net loss or cash flows.

As a result of these restatements to our financial statements for the three and six months ended June 30, 2013, we are filing this Amendment No. 1 to our Form 10-Q for the period ending June 30, 2013 to reflect the changes to our financial statements necessitated by these restatements. Additional information on the effect of the correction in our financial statements as a result of this restatement are contained in Note 4- Restatement appearing elsewhere in this report. The items in this Form 10-Q/A (Amendment No. 1), which are amended and restated as a result of the foregoing are:

Part I. Financial Information

Item 1. Financial Statement Condensed Balance Sheet and Condensed Statement of Cashflows .

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

Item 4. Controls and Procedures

This form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. The remaining Items in this Form 10-Q/A (Amendment No. 1) consist of all other Items originally contained in our Form 10-Q for the period ended June 30, 2013. This filing supersedes in its entirety our original Form 10-Q for the period ended June 30, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC.
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
	As Restated Note 4
ASSETS
ASSETS
Current Assets:
Cash	$85	$-
Prepaid expenses	-	4,000
Total current assets	85	4,000

Real estate	307,504	-

Total assets	$307,589	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$82,963	$17,429
Due to related party	3,711	-
Mortgage payable	750,000	-
Notes payable - related party	294,520	211,000
Total current liabilities	1,131,194	228,429

Due to related party	-	54,746
Total Liabilities	1,131,194	283,175

Commitments and contingencies

Stockholders' equity / (deficit):
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,025,000 shares issued and outstanding, respectively	11,125	11,025
Additional paid in capital	(432,621)	9,975
Accumulated deficit	(402,109)	(300,175)
Total Stockholders’ equity / (deficit)	(823,605)	(279,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$307,589	$4,000

See accompanying notes to condensed unaudited financial statements

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Construction revenue	$-	$-	$-	$-

Cost of materials and labor	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
General and administrative	32,040	23,550	80,557	192,152
Total operating expenses	32,040	23,550	80,557	192,152

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,040)	(23,550)	(80,557)	(192,152)

Other expenses
Interest expense	6,962	5,610	21,377	10,219

Net Loss before provision for income taxes	(39,003)	(29,160)	(101,934)	(202,371)

Provision for income taxes	-	-	-	-

NET LOSS	$(39,003)	$(29,160)	$(101,934)	$(202,371)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,031,593	11,025,000	11,028,315	11,025,000

See accompanying notes to condensed unaudited financial statements

INSPIRED BUILDERS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30,
	2013	2012
	As Restated Note 4
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,934)	$(202,371)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase in prepaid expenses	4,000	(4,000)
Increase in accounts payable and accrued interest	65,534	(31,504)
Net Cash Used In Operating Activities	(32,400)	(237,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	6,500
Repayments from notes payable	-	(9,500)
Advances - related party	3,711	-
Proceeds from notes payable - related party	28,774	243,714
Net Cash Provided By Financing Activities	32,485	240,714

NET INCREASE IN CASH	85	2,839

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	1,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85	$4,044

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

On June 24, 2013 the Company authorized the issuance of 100,000 shares of common stock and a note payable of $750,000 as consideration for the purchase of real estate from a related party. The real estate was recorded at its historical cost and the difference between the historical cost and the consideration paid was treated as a return of capital of $442,496.

See accompanying notes to condensed unaudited financial statements

Inspired Builders, Inc.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Months Ended June 30, 2013

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

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, notes payable, mortgage payable,  accounts payable, due to related party and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at June 30, 2013 and September 30, 2012.

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

In May 2013 The Company’s board of directors determined that conversion of the Company’s corporate status to that of a real estate investment trust (a “REIT”) would best support the company’s strategic direction.  Accordingly, the board has passed and adopted a resolution for the Company to be treated as a REIT and will designate its tax status on Form 1120 to be filed with the IRS for the tax year 2013.

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

NOTE 4 – RESTATEMENT

On June 24, 2013 the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County Florida.  The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of it’s 3% $750,000 mortgage due on June 15, 2014.   The $600,000 balance of the purchase price was paid by the issuance to the seller of 100,000 shares of the Company’s common stock, $0.001 par value per share, which was valued by the parties at $6.00 per share. The Company subsequently determined that the carrying value of the real property should have been at historical cost, due to the related party nature of the transaction, which was below the $1,350,000 value that was attributed to it in the purchase agreements. As a result, the accounting for the real property has been revised to reflect the asset at historical cost and the excess purchase price as a return of capital in the Statement of Stockholders Deficit. The Company concluded that the effect of these errors will be to decrease the value of the Real Property and the total assets of the Company as of June 30, 2013. The adjustment only affects the balance sheet as of June 30, 2013 and has no effect on net loss or cash flows.

	June 30, 2013
Changes to Condensed Balance Sheet	As Previously Reported	Adjustment	As Restated

Real estate - Asset	$1,350,000	$(1,042,496)	$307,504

Additional Paid In Capital	$(609,875)	$1,042,496	$432,621

5. Going Concern

As reflected in the accompanying condensed unaudited financial statements, the Company has a net loss of $101,934 and net cash used in operations of $32,400 for the nine months ended June 30, 2013. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.

The ability of the Company to continue it’s operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is no plan or knowledge of any tangible financing source or discussions with any investors to raise additional capital. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

6. Real Estate

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a 3% mortgage due on June 15, 2014. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. In accordance with SAB 7310.1, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504.  Refer to Note 4.

7. Mortgage Payable

On June 24, 2013 the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County Florida.  The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a 3% $750,000 mortgage due on June 15, 2014.   The $600,000 balance of the purchase price was paid by the issuance to the seller  of 100,000 shares of  the Company’s common stock, $0.001 par value per share, which was valued by the parties at $6.00 per share. As of June 30, 2013 the Company recorded accrued interest of $375.

8. Note Payable – Related Party

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

9. Stockholders’ Equity

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

13. Subsequent Events

On August 1, 2013 a related party advanced the Company $30,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed unaudited results of operations, financial condition and liquidity position for the three and nine months ended June 30, 2013. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K and Amendment No. 1 to Form 10-K, which were filed with the Commission on January 15, 2013 and February 14, 2013, respectively. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

●
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Construction revenue	$-	$-	$-	$-

Cost of materials and labor	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
General and administrative	32,040	23,550	80,557	192,152
Total operating expenses	32,040	23,550	80,557	192,152

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,040)	(23,550)	(80,557)	(192,152)

Other expenses
Interest expense	6,962	5,610	21,377	10,219

Net Loss before provision for income taxes	(39.003)	(29,160)	(101,934)	(202,371)

Provision for income taxes	-	-	-	-

NET LOSS	$(39,003)	$(29,160)	$(101,934)	$(202,371)

Net loss per share - basic and diluted	$-	$(0.00)	$-	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,031,593	11,025,000	11,028,315	11,025,000

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer concluded that our disclosure controls and procedures are not effective, as of June 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, our management identified the following material weaknesses: 1)  we only have one officer and director and lack requisite U.S. generally accepted accounting principles (GAAP) expertise and experience., and 2) we failed to properly identify and record related party transactions in accordance with U.S. GAAP, as outlined further in Note 4 to the attached financial statements Both of these findings constitute a material weakness in our internal control over financial reporting. In order to mitigate the material weaknesses, we are searching for additional members to sit on our Board of Directors and be appointed as Officers of our Company. We may also engage an outside accounting firm to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that appointing additional members to the Board of Directors and hiring additional officers will allow us to improve our internal control over financial reporting. Also, if we decide to engage a U.S. GAAP consultant it will increase the possibility that a material misstatement of our annual or interim financial statements will not occur, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. Until such time as we add members to our Board of Directors hire additional officers and/or hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

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

INSPIRED BUILDERS, INC.

Date: August 22, 2014	By:	/s/ Matt Nordgren
Matt Nordgren
Chief Executive Officer, Principal Accounting Officer and Director