Form 10-Q
period 2013-12-31
Inspired Builders, Inc.
filed 2014-10-29
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes  ☐ No  ☒

As of August 15, 2014, there were 11,125,000 shares of Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC CONDENSED BALANCE SHEETS

	December 31, 2013	September 30, 2013
ASSETS	(Unaudited)

Current Assets:
Cash	$3,468	$857
Total current assets	3,468	857

Real estate	307,504	307,504

Total assets	$310,972	$308,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$72,490	$74,600
Accrued salary	40,000	10,000
Due to related party	3,774	3,711
Mortgage payable	750,000	750,000
Notes payable - related party	352,020	324,520
Total current liabilities	1,218,284	1,162,831

Commitments and Contingencies (See Note 9)

Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,125,000 shares issued and outstanding, respectively	11,125	11,125
Additional paid in capital	(432,621)	(432,621)
Accumulated deficit	(485,816)	(432,974)
Total Stockholders’ Deficit	(907,312)	(854,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$310,972	$308,361

See accompanying notes to condensed unaudited financial statements.

INSPIRED BUILDERS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2013	2012

OPERATING EXPENSES
General and administrative	$38,744	$16,005
Total operating expenses	38,744	16,005

LOSS BEFORE PROVISION FOR INCOME TAXES	(38,744)	(16,005)

Other expenses
Interest expense	14,098	6,698

Net Loss before provision for income taxes	(52,842)	(22,703)

Provision for income taxes	-	-

NET LOSS	$(52,842)	$(22,703)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,025,000

See accompanying notes to condensed unaudited financial statements.

INSPIRED BUILDERS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,842)	$(22,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	4,000
Increase in accounts payable and accrued interest	27,890	18,703
Net Cash Used In Operating Activities	(24,952)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances - related party	63	-
Proceeds from notes payable - related party	27,500	-
Net Cash Provided By Financing Activities	27,563	-

NET INCREASE IN CASH	2,611	-

CASH AT BEGINNING OF PERIOD	857	-

CASH AT END OF PERIOD	$3,468	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited financial statements.

Inspired Builders, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.   Organization

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010.  The Company is a construction company that specializes in residential home repair and home improvements.  The Company contracts with homeowners to build custom home improvements, including shelving for closets, bathroom remodeling, upgrading home entertainment centers and replacing flooring.  In May 2013, the Company’s board of directors determined that conversion of the Company’s corporate status to that of a real estate investment trust (a “REIT”) would best support the company’s strategic direction.  Accordingly, the board passed and adopted a resolution for the Company to be treated as a REIT.  As of August 22, 2014, the Company has not completed the necessary filings to change its status with the Internal Revenue Services.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended December 31, 2013 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2013 and September 30, 2013.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, loan payable, accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at December 31, 2013 and September 30, 2013.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740,   Income Taxes . Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2013 and September 30, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2010 to 2013 are subject to IRS audit.

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

The Company did not have any potential common stock equivalents at December 31, 2013 and September 30, 2013.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

3. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $52,842 and net cash used in operations of $24,952 for the period ended December 31, 2013. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.  If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.   This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Real Estate

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504.

5. Employment Agreement

On September 1, 2013 the Company entered into a three year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board.  The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract.  As of December 31, 2013, the Company has accrued $40,000, for amounts due to the CEO.

6. Mortgage Payable – Related Party

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of December 31, 2013 and September 30, 2013 the Company has accrued interest of $11,875 and $6,125, respectively due on the mortgage.

7. Notes Payable – Related Parties

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum.  Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date.  Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014.   The loan maturity dates were further extended to January 13, 2015 on January 13, 2014.  On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms. On September 17, 2012, the Company borrowed an additional $22,033 from the related party, with the same terms.  On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms.  The total outstanding principal at December 31, 2013 amounted to $324,520. Accrued interest at December 31, 2013 and September 30, 2013, amounted to $53,449 and $45,768, respectively.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000, with an interest rate of 5%, due November 13, 2014. Accrued interest at December 31, 2013 amounted to $164.

On December 20, 2013, a related party entered into an unsecured note payable for $2,500, with an interest rate of 5%, due December 20, 2014. Accrued interest at December 31, 2013 amount to $4.

8. Stockholders’ Equity

On June 24, 2013, the Company approved the issuance of 100,000 shares of common stock to a related party as partial consideration for the purchase of real estate.  The shares were valued at the historical cost of the consideration given.  The difference between the historical cost and the consideration paid was treated as a return of capital of $442,496 due to the related party nature of the transaction.

9. Commitments and Contingencies

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

10. Concentration of Credit Risk

The Company relies heavily on the support of its president and majority shareholder.  A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

11.  Related Party Transaction

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum.  Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date.  Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014.  The loan maturity dates were further extended to January 13, 2015 on January 13, 2014.  On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms. On September 17, 2012, the Company borrowed an additional $22,033 from the related party, with the same terms.  On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms Total outstanding principal at December 31, 2013 amounted to $324,520. Accrued interest at December 31, 2013 and September 30, 2013, amounted to $53,449 and $45,768, respectively.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000, with an interest rate of 5%, due November 13, 2014. Accrued interest at December 31, 2013 amounted to $164.

On December 20, 2013, a related party entered into an unsecured note payable for $2,500, with an interest rate of 5%, due December 20, 2014. Accrued interest at December 31, 2013 amount to $4.

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing.. As of December 30, 2013 and September 30, 2013 the Company recorded accrued interest of $11,875 and $6,125.

On September 1, 2013 the Company entered into a three year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board.  The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract.  As of December 31, 2013 and September 30, 2013, the Company has accrued $40,000 and $10,000, respectively for amounts due to the CEO.

12. Subsequent Events

On January 7, 2014, a related party loaned the Company $5,000, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of January 7, 2015.

On January 20, 2014, a related party loaned the Company $22,280, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of January 20, 2015.

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share.

On February 6, 2014, a related party loaned the Company $5,520, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of February 6, 2015.

On February 17, 2014, a related party loaned the Company $4,400, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of February 17, 2015.

On June 19, 2014 the Company’s CEO loaned the Company $30,000, which is evidenced by an unsecured note payable with an interest rate of 10% and a maturity of June 19, 2015.

On June 26, 2014 the Company’s CEO loaned the Company $3,080, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of June 25, 2015.

On September 15, 2014 the Company’s CEO loaned the Company $2,518, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of September 14, 2015.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015.

On October 14, 2014 the Company’s CEO loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is June 30, 2015.

In December 2013 the Company entered into a joint venture agreement with Development Property Holdings, Inc. a California corporation, with a plan to enter into and become a Florida joint venture for the purpose of acquiring certain commercial real property in the State of Florida. The joint venture was supposed to be vested 50% by each partner and all decisions, costs, expenses and profits will be divided evenly between the two partners. To date, the Florida joint venture has not been executed nor closed on any properties and is still searching for it’s first project . As of August 22, 2014 the joint venture formed with Development Property Holdings, Inc. has not executed any agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended December 31, 2013. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2013 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K, which was filed with the Commission on March 6, 2014. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations for the First Three Months of Fiscal Years 2014 and 2013

	For the Three Months Ended December 31,
	2013	2012

OPERATING EXPENSES
General and administrative	$38,744	$16,005
Total operating expenses	38,744	16,005

LOSS BEFORE PROVISION FOR INCOME TAXES	(38,744)	(16,005)

Other expenses
Interest expense	14,098	6,698

Net Loss before provision for income taxes	(52,842)	(22,703)

Provision for income taxes	-	-

NET LOSS	$(52,842)	$(22,703)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,025,000

Construction Revenue

We had no construction revenue for both the three months ended December 31, 2013 and December 31, 2012.

The lack of revenue is primarily attributable to the decrease in business and operations resulting from the Company’s sole officer and director withdrawing his full-time attention to the Company’s business and the change of control transaction.

Operating Expenses

Our total operating expenses increased from $16,005 for the three months ended December 31, 2012 to $38,744 for the three months ended December 31, 2013, an increase of $22,739 or 142%.

The increase in operating expenses is primarily attributable to the increased activity and costs associated with professional fees.

Net Loss

Net loss increased to $52,842 for the three months ended December 31, 2013 from a net loss of $22,703 for the three months ended December 31, 2012, an increase in net loss of $30,139.

The increase in net loss was primarily due to the increased operating expenses and costs associated with increased professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our net revenues are not sufficient to fund our operating expenses. At December 31, 2013, we had a cash balance of $3,468. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than cash, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2014. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Revenue recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We recognize revenue from the acceptance of a home remodeling contract and the signing of the contract when the project is completed and collection is reasonably assured.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of December 31, 2013. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer concluded that our disclosure controls and procedures are not effective, as of the three months ended December 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, our management identified material weaknesses due to the fact that we only have 1 officer and director and the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise and experienced Chief Financial Officer and internal bookkeeper. One officer and director and a lack of expertise to prepare our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we are searching for additional members to sit on our Board of Directors and be appointed as Officers of our Company. We may also engage an outside accounting firm to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that appointing additional members to the Board of Directors and hiring additional officers will allow us to improve our internal control over financial reporting. Also, if we decide to engage a U.S. GAAP consultant it will increase the possibility that a material misstatement of our annual or interim financial statements will not occur, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. Until such time as we add members to our Board of Directors hire additional officers and/or hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2013.

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

INSPIRED BUILDERS, INC.

Date: October 28, 2014	By:	/s/ Matt Nordgren
Matt Nordgren
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

