Form 10-K
period 2014-09-30
Inspired Builders, Inc.
filed 2015-08-21
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-171636

Inspired Builders, Inc.

 (Name of small business issuer in its charter)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 1, 2014, was approximately $0. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, August 18, 2015: 11,125,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

Employees

As of August 18, 2015, other than our Chief Executive Officer, we have 0 employees.

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

Other than otherwise disclosed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, or of our companies officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Bulletin Board under the trading symbol “ISRB” on April 8, 2011. The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  Since being listed on the OTCBB in April 2011 our common stock has not traded.

Recent Sales of Unregistered Securities

None.

Holders

As of August 18, 2015, we had approximately 27 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 30, 2014, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Results of Operations

Comparison of the year ended September 30, 2014 and 2013

For the fiscal year ended September 30, 2014, we had revenues of $0, as compared to $0 in the same period in 2013. Operating expenses for the year ended September 30, 2014 totaled $189,762 and interest expense was $118,529 resulting in a net loss of $308,291, as compared to operating expenses of $97,748 and a net loss of $132,799 and interest expense of $35,051 for the year ended September 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2014, we had a cash balance of $424.  We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2014. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the year ended September 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2014. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Inspired Builders, Inc.

We have audited the accompanying balance sheets of Inspired Builders, Inc. (the “Company”) as of September 30, 2014 and 2013, and the related statement of operations, statement of stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inspired Builders, Inc. as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 in the financial statements, the Company has a net loss of $308,291 an accumulated deficit of $741,265 and a negative cash flow from continuing operations of $110,306. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Regards,

Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

Certified Public Accountants

Boynton Beach, Florida

August 21, 2015

INSPIRED BUILDER, INC
BALANCE SHEETS

ASSETS

	September 30,
	2014	2013
ASSETS

Current Assets:
Cash	$424	$857
Total current assets	424	857

Real estate	307,504	307,504

Total assets	$307,928	$308,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$162,585	$74,600
Accrued salary	30,000	10,000
Due to related party	2,453	3,711
Mortgage payable	—	750,000
Convertible note payable - related party	—
Notes payable - related party	—	324,520
Total current liabilities	195,038	1,162,831

Mortgage payable	750,000	—
Convertible note payable – related party	10,000	—
Notes payable – related party	515,651	—
Total long term liabilities	1,275,651	—
Total Liabilities	1,470,689	1,162,831

Commitments and Contingencies (See Note 9)

Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,125,000 shares issued and outstanding, respectively	11,125	11,125
Additional paid in capital	(432,621)	(432,621)
Accumulated deficit	(741,265)	(432,974)
Total Stockholders’ deficit	(1,162,761)	(854,470)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,928	$308,361

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2014	2013

OPERATING EXPENSES
General and administrative	$189,762	$97,748
Total operating expenses	189,762	97,748

LOSS BEFORE PROVISION FOR INCOME TAXES	(189,762)	(97,748)

Other expenses
Interest expense	118,529	35,051

Net Loss before provision for income taxes	(308,291)	(132,799)

Provision for income taxes	-	-

NET LOSS	$(308,291)	$(132,799)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,051,849

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(308,291)	$(132,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	4,000
Increase in accounts payable and accrued interest	167,985	57,171
Increase in accrued salary	30,000	10,000
Net Cash Used In Operating Activities	(110,306)	(61,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) - related party	(1,258)	3,711
Proceeds from convertible note payable - related party	10,000	-
Proceeds from notes payable - related party	101,131	58,774
Net Cash Provided By Financing Activities	109,873	62,485

NET INCREASE (DECREASE) IN CASH	(433)	857

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	857	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$424	$857

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Non Cash Investing and Financing:

During the year ended September 30, 2014, the Company exchanged accrued salary of $90,000 for a note payable with its CEO.

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015, the loan maturity dates were further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2014 and September 30, 2013 the Company has accrued interest of $28,541 and $6,125, respectively, due on the mortgage.

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2012	-	-	11,025,000	11,025	9,975	(300,175)	(279,175)

Net Loss for the year ended September 30, 2013	-	-	-	-	-	(132,799)	(132,799)
Common stock issued for purchase of real estate			100,000	100	(442,596)	-	(442,496)
Balance, September 30, 2013	-	$-	11,125,000	$11,125	$(432,621)	$(432,974)	$(854,470)

Net Loss for the year ended September 30, 2014	-	-	-	-	-	(308,291)	(308,291)

Balance, September 30, 2014	-	$-	11,125,000	$11,125	$(432,621)	$(741,265)	$(1,162,761)

See accompanying notes to financial statements.

Inspired Builders, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2014 and 2013

1. Nature of Operations

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010.  The Company is a construction company that specializes in residential home repair and home improvements.  The Company contracts with homeowners to build custom home improvements, including shelving for closets, bathroom remodeling, upgrading home entertainment centers and replacing flooring.  In May 2013, the Company’s board of directors determined that conversion of the Company’s corporate status to that of a real estate investment trust (a “REIT”) would best support the company’s strategic direction.  Accordingly, the board passed and adopted a resolution for the Company to be treated as a REIT.  As of August 18, 2015, the Company has not completed the necessary filings to change its status with the Internal Revenue Services.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2014 and September 30, 2013.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, related party notes payable, mortgage payable, accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at September 30, 2014 and September 30, 2013.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740,   Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2014 and September 30, 2013, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from fiscal years 2010 to 2014 are subject to IRS audit.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”   basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the years ended September 30, 2015 and 2014, respectively.

The Company did not have any potential common stock equivalents at September 30, 2014 and September 30, 2013.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

3. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $308,291 and net cash used in operations of $110,306 for the year ended September 30, 2014. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt.  If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.   This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Real Estate

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. As of June 24, 2015, the Company is in default on the note. The loan maturity dates were further extended to June 24, 2016. In addition during May 2015 the Company became aware that there is a real estate tax lien for unpaid taxes of $10,500.

5. Employment Agreement

On September 1, 2013 the Company entered into a three year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board.  The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract.  As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of September 30, 2014 Company record $30,000 of accrued salary.

6. Mortgage Payable – Related Party

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015, the loan maturity dates were further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2014 and September 30, 2013 the Company has accrued interest of $28,541 and $6,125, respectively, due on the mortgage.

7. Convertible Notes Payable – Related Party

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015, which was further extended until January 24, 2016. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at September 30, 2014 amounted to $819.

8. Notes Payable – Related Parties

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum.  Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date.  Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014.   The loan maturity dates were further extended to January 13, 2016.  On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016.   On September 17, 2012, the Company borrowed an additional $22,033 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016.  On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively.  On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400, the loan maturity dates was further extended to February 6, 2016.  The total outstanding principal at June September 30, 2014 amounted to $345,019. Accrued interest at September 30, 2014 and September 30, 2013, amounted to $78,355 and $45,768, respectively.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014.the maturity date on the loan was further extended to November 11, 2015. Accrued interest at September 30, 2014 amounted to $1,099.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at September 30, 2014 amounted to $1,664.

On June 19, 2014 the Company’s CEO  entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at September 30, 2014 amounted to $847.

On June 26, 2014 the Company’s CEO loaned the Company $3,080, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of June 25, 2015. The loan maturity dates were extended to February 26, 2016. Accrued interest at September 30, 2014 amounted to $41.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015.

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

10. Income Taxes

Provision for income taxes is comprised of the following:

	September 30, 2014	September 30, 2013

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state income tax	5.83%	0%
Less valuation allowance	(39.83)%	(34)%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$295,038	$172,232
Less valuation allowance	(295,038)	(172,232)
Deferred tax benefit	$0	$0

The increase in the valuation allowance for the year ended September 30, 2014 was an increase of $122,806.

11. Concentration of Credit Risk

The Company relies heavily on the support of its president and majority shareholder.  A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

12.  Related Party Transaction

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum.  Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date.  Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014.   The loan maturity dates were further extended to January 13, 2016.  On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016.   On September 17, 2012, the Company borrowed an additional $22,033 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016.  On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively.  On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016 On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively.  The total outstanding principal at June September 30, 2014 amounted to $345,019. Accrued interest at September 30, 2014 and September 30, 2013, amounted to $78,355 and $45,768, respectively.

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015, the loan maturity dates were further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2014 and September 30, 2013 the Company has accrued interest of $28,541 and $6,125, respectively, due on the mortgage.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014.the maturity date on the loan was further extended to November 11, 2015. Accrued interest at September 30, 2014 amounted to $1,099.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively.. Accrued interest at September 30, 2014 amounted to $1,664.

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at September 30, 2014 amounted to $819.

On June 19, 2014 the Company’s CEO  entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015,, the loans maturity was further ended to June 16, 2016. Accrued interest at September 30, 2014 amounted to $847. (TERMS )

On June 26, 2014 the Company’s CEO loaned the Company $3,080, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of June 25, 2015. The loan maturity dates were extended to February 26, 2016. Accrued interest at September 30, 2014 amounted to $41.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015.

13. Subsequent Events

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

In December 2013 the Company entered into a joint venture agreement with Development Property Holdings, Inc. a California corporation, to enter into and become a Florida joint venture for the purpose of acquiring certain commercial real property in the State of Florida. The joint venture was supposed to be vested 50% by each partner and all decisions, costs, expenses and profits will be divided evenly between the two partners. To date, the Florida joint venture has not been executed nor closed on any properties and is still searching for its first project. As of August 18, 2015 the joint venture formed with Development Property Holdings, Inc. has not executed any agreements .

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of September 30, 2014 the Company determined that the following items constituted a material weakness:

●	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

●	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

●	The Company is dependent on related parties for funding and decision making, which is provided on a very limited basis, therefore accurate accounting, record retention and financial disclosures are not performed in a timely and efficient manner.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of officers and director as of September 30, 2014. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position
Matthew Nordgren	31	Chief Executive Officer, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Matthew Nordgren, age 31, has served as the Chief Executive Officer of Nordco Consulting since he founded it in February 2009.  From 2007 to 2010, Mr. Nordgren has been a partner and Vice President of Schlegel Woy Management.  Since 2008, Mr. Nordgren has been the Texas President of VEEV, where he is responsible for marketing, distribution, and sales within the State of Texas.  Since 2002, Mr. Nordgren has served as an executive at Nordco, Inc., where he is responsible for corporate development and marketing strategies. Mr. Nordgren received his B.A. in government from the University of Texas.

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

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for fiscal year 2014 and fiscal year 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Matthew Nordgren,	2014	$120,000	0	0	0	0	0	$0	$120,000
Chief Executive Officer	2013	$10,000	0	0	0	0	0	$0	$10,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of August 18, 2015, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Matthew Nordgren; 233 Wilshire Boulevard, Suite 830, Santa Monica, CA 90401	0	*	%
All Executive Officers and Directors as a group (1 person)	0	*	%
Swan Associates Group, LLC	3,508,333	31.536%

* denotes ownership of less than 1%.

(1)	Based on 11,125,000 shares of common stock outstanding as of August 18, 2015.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended September 30, 2014 and 2013, we have incurred $19,000 and $25,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

10.1	Employment Agreement for Matthew Nordgren (2)
10.2	Purchase and Sale Agreement between the Company for the Duval property (1)
10.3	Assignment of Special Warranty Deed to the Duval Property (1)
10.4	Secured $750,000 promissory note of the Company (1)
10.5	Mortgage and Security Agreement on the Duval property (1)
10.6	Joint Venture Agreement between Inspired Builders, Inc. and Development Property Holdings, Inc. dated December 10, 2013(2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Referred to and incorporated by reference to the Current Report on Form 8-K filed on June 24, 2013.
(2)	Referred to and incorporated by reference to the Annual Report on Form 10-K filed on March 6, 2014.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date : August 21, 2015	By:	/s/ Matthew Nordgren
Matthew Nordgren Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Matthew Nordgren	Chief Executive Officer and Chief Financial Officer	August 21, 2015
Matthew Nordgren	(Principal Executive Officer and Principal Financial Officer) and Sole Director

