Form 10-Q
period 2015-03-31
Inspired Builders, Inc.
filed 2015-09-01
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes ☒    No ☐

As of August 31, 2015, there were 11,125,000 shares of Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDERS, INC.

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(unaudited)
ASSETS

Current Assets:
Cash	$335	$424
Prepaid expenses	19,039	-
Total current assets	19,374	424

Real estate	307,504	307,504

Total assets	$326,878	$307,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$171,270	$162,585
Accrued salary	90,000	30,000
Due to related party	2,453	2,453
Notes payable - related party	517,453	-
Total current liabilities	781,176	195,038

Mortgage payable	750,000	750,000
Convertible note payable - related party	10,000	10,000
Notes payable - related party	60,000	515,651
Total long-term liabilities	820,000	1,275,651
Total Liabilities	1,601,176	1,470,689

Commitments and Contingencies (See Note 9)

Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,125,000 shares issued and outstanding, respectively	11,125	11,125
Additional paid in capital	(432,621)	(432,621)
Accumulated deficit	(852,802)	(741,265)
Total Stockholders’ deficit	(1,274,298)	(1,162,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$326,878	$307,928

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014

OPERATING EXPENSES
General and administrative	$35,362	$104,458	$77,313	$143,202
Total operating expenses	35,362	104,458	77,313	143,202

LOSS BEFORE PROVISION FOR INCOME TAXES	(35,362)	(104,458)	(77,313)	(143,202)

Other expenses
Interest expense	16,931	14,392	34,224	28,490

Net Loss before provision for income taxes	(52,293)	(118,850)	(111,537)	(171,692)

Provision for income taxes	-	-	-	-

NET LOSS	$(52,293)	$(118,850)	$(111,537)	$(171,692)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,125,000	11,125,000	11,125,000

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,537)	$(171,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(19,039)	-
Increase in accounts payable and accrued interest	8,685	94,555
Increase in accrued salary	60,000	-
Net Cash Used In Operating Activities	(61,891)	(77,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) - related party	-	2,094
Proceeds from notes payable - related party	61,802	74,700
Net Cash Provided By Financing Activities	61,802	76,794

NET DECREASE IN CASH	(89)	(343)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	424	857

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$335	$514

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

Inspired Builders, Inc.

Notes to Condensed Financial Statements

As of March 31, 2015

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the periods ended March 31, 2015 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2015 and September 30, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, related party notes payable, mortgage payable, accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at March 31, 2015 and September 30, 2014.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2010 to 2014 are subject to IRS audit.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 20,833 and 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended March 31, 2015 and March 31, 2014, respectively.

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

3. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $111,537 and net cash used in operations of $61,891 for the six months ended March 31, 2015. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Real Estate

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. The Company became aware that there is a real estate tax lien for unpaid taxes at March 31, 2015 and September 30, 2014 of $17,174 and $10,500, respectively.

5. Employment Agreement

On September 1, 2013 the Company entered into a three year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of March 31, 2015 and September 30, 2014 Company record $90,000 and $30,000, respectively of accrued salary.

6. Mortgage Payable – Related Party

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015, the loan maturity dates were further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of March 31, 2015 and September 30, 2014 the Company has accrued interest of $39,760 and $28,541, respectively, due on the mortgage.

7. Convertible Notes Payable – Related Party

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at March 31, 2015 and September 30, 2014 amounted to $1,417 and $819, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017.

8. Notes Payable – Related Parties

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,033 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016 On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively.  The total outstanding principal at March 31, 2015 and September 30, 2014 amounted to $345,020. Accrued interest at March 31, 2015 and September 30, 2014, amounted to $94,184 and $78,355, respectively.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at March 31, 2015 and September 30, 2014 amounted to $1,722 and $1,099.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at March 31, 2015 and September 30, 2014 amounted to $2,858 and $1,664, respectively.

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at March 31, 2015 and September 30, 2014 amounted to $1,417 and $819, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017.

On June 19, 2014 the Company’s CEO  entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at March December 31, 2014 and September 30, 2014 amounted to $2,342 and $847, respectively.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015.  Accrued interest at March 31, 2015 amounted to $80.

On October 14, 2014 the Company’s CEO loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015.  Accrued interest at December 31, 2014 amounted to $76.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at December 31, 2014 was $3,384.

On February 2, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of March 31, 2015 amounted to $859.

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

11. Related Party Transaction

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014.  The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016.  On September 17, 2012, the Company borrowed an additional $22,033 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively.  On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016 On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively.  The total outstanding principal at March 31, 2015 and September 30, 2014 amounted to $345,020. Accrued interest at March 31, 2015 and September 30, 2014, amounted to $94,184 and $78,355, respectively.

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015, the loan maturity dates were further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of March 31, 2015 and September 30, 2014 the Company has accrued interest of $39,760 and $28,541, respectively, due on the mortgage.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at March 31, 2015 and September 30, 2014 amounted to $1,722 and $1,099.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at March 31, 2015 and September 30, 2014 amounted to $2,858 and $1,664, respectively.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at March 31, 2015 and September 30, 2014 amounted to $2,342 and $847, respectively.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at March 31, 2015 amounted to $80.

On October 14, 2014 the Company’s CEO loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015.  Accrued interest at December 31, 2014 amounted to $76.

On February 2, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of March 31, 2015 amounted to $859.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at December 31, 2014 was $3,384.

12. Subsequent Events

In December 2013 the Company entered into a joint venture agreement with Development Property Holdings, Inc. a California corporation, to enter into and become a Florida joint venture for the purpose of acquiring certain commercial real property in the State of Florida. The joint venture was supposed to be vested 50% by each partner and all decisions, costs, expenses and profits will be divided evenly between the two partners. To date, the Florida joint venture has not been executed nor closed on any properties and is still searching for it’s first project. As of August 31, 2015 the joint venture formed with Development Property Holdings, Inc. has not executed any agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the three months ended March 31, 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2014 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K, which was filed with the Commission on August 31, 2015. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations for the Quarter Ended March 31, 2015 and 2014

	For the Three Months Ended March 31,
	2015	2014

OPERATING EXPENSES
General and administrative	$35,362	$104,458
Total operating expenses	35,362	104,458

LOSS BEFORE PROVISION FOR INCOME TAXES	(35,362)	(104,458)

Other expenses
Interest expense	16,931	14,392

Net Loss before provision for income taxes	(52,293)	(118,850)

Provision for income taxes	-	-

NET LOSS	$(52,293)	$(118,850)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,125,000

Construction Revenue

We had no construction revenue for the three months ended March 31, 2014 and March 31, 2015.

The lack of revenue is primarily attributable to the decrease in business and operations resulting from the Company’s sole officer and director withdrawing his full-time attention to the Company’s business and the change of control transaction and our new officers and directors trying to figure out the new direction of the Company.

Operating Expenses

Our total operating expenses decreased from $104,458 for the three months ended March 31, 2014 to $35,362 for the three months ended March 31, 2015, a decrease of $69,096.

The decrease in operating expenses is primarily attributable to the decreased activity and costs associated with professional fees.

Net Loss

Net loss decreased to a net loss of $52,293 for the three months ended March 31, 2015 from a net loss of $118,850 for the three months ended March 31, 2014, a decrease in net loss of $66,557.

The decrease in net loss was primarily due to the decreased operating expenses and costs associated with decreased professional fees.

Results of Operations for the six months ended March 31, 2015 and 2014

	For the six Months Ended March 31,
	2015	2014

OPERATING EXPENSES
General and administrative	$77,313	$143,202
Total operating expenses	77,313	143,202

LOSS BEFORE PROVISION FOR INCOME TAXES	(77,313)	(143,202)

Other expenses
Interest expense	34,224	28,490

Net Loss before provision for income taxes	(111,537)	(171,692)

Provision for income taxes	-	-

NET LOSS	$(111,537)	$(171,692)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,125,000

Construction Revenue

We had no construction revenue for the six months ended March 31, 2014 and March 31, 2015.

The lack of revenue is primarily attributable to the decrease in business and operations resulting from the Company’s sole officer and director withdrawing his full-time attention to the Company’s business and the change of control transaction and our new officers and directors trying to figure out the new direction of the Company.

Operating Expenses

Our total operating expenses decreased from $143,202 for the six months ended March 31, 2014 to $77,313 for the six months ended March 31, 2015, a decrease of $65,889.

The decrease in operating expenses is primarily attributable to the decreased activity and costs associated with professional fees.

Net Loss

Net loss decreased to a net loss of $111,537 for the six months ended March 31, 2015 from a net loss of $171,692 for the six months ended March 31, 2014, a decrease in net loss of $60,155.

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

Our net revenues are not sufficient to fund our operating expenses. At March 31, 2015, we had a cash balance of $335. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than cash, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of March 31, 2015. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer concluded that our disclosure controls and procedures are not effective, as of the six months ended March 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, our management identified material weaknesses due to the fact that we only have 1 officer and director and the lack of requisite U.S. generally accepted accounting principles (GAAP) expertise and experienced Chief Financial Officer and internal bookkeeper. One officer and director and a lack of expertise to prepare our financial statements in accordance with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. In order to mitigate the material weakness, we are searching for additional members to sit on our Board of Directors and be appointed as Officers of our Company. We may also engage an outside accounting firm to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We believe that appointing additional members to the Board of Directors and hiring additional officers will allow us to improve our internal control over financial reporting. Also, if we decide to engage a U.S. GAAP consultant it will increase the possibility that a material misstatement of our annual or interim financial statements will not occur, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate. Until such time as we add members to our Board of Directors hire additional officers and/or hire the proper internal accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

INSPIRED BUILDERS, INC.

Date: August 31, 2015	By:	/s/ Matt Nordgren
Matt Nordgren
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

