Form 10-K
period 2015-09-30
Inspired Builders, Inc.
filed 2016-01-14
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 2015, was approximately $0. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, January 4, 2016: 11,125,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

Agreement to Purchase of Duval Property

On June 24, 2013 the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida.  The purchase price for the Duval property was $1,350,000, payable as to $750,000 by the Company’s delivery of a 3% mortgage in the amount of $750,000, which is due June 24, 2014. The maturity date was extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock, $0.001 par value per share, which was valued by the parties at $6.00 per share.  Due to the related party nature of this transaction, the Company’s carrying value was deemed to be the historical basis of the property, $307,504.  The difference between the purchase price and the historical basis was treated as a deemed distribution and recorded against Additional Paid In Capital.

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

To date, the Joint Venture has not executed and closed on any properties and is still searching for its first project. And, we do not anticipate this Joint Venture moving forward nor closing any transactions.

At this point, we have no or limited operations and are looking for possible acquisitions to begin operations again.

Employees

As of January 4, 2016, other than our Chief Executive Officer, we have 0 employees.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.     Properties.

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The maturity date was further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. The Company became aware that there is a real estate tax lien for unpaid taxes at September 30, 2015 and September 30, 2014 of $25,307 and $15,108, respectively.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Bulletin Board under the trading symbol “ISRB” on April 8, 2011. The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  Since being listed on the OTCBB in April 2011 our common stock has only had limited trading volume and has only started trading in the past 12 months. The following chart is a summary of the quarterly trading history over the past 12 months.

	Year Ended September 30, 2015
	High		Low
First Quarter	$		$
Second Quarter		$0.30		$0.16
Third Quarter		$0.40		$0.09
Fourth Quarter		$0.30		$0.10

Recent Sales of Unregistered Securities

None.

Holders

As of January 4, 2016, we had approximately 27 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 30, 2015, and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Plan of Operations

We have ceased operations and are currently a shell company. We will require outside capital and a possible acquisition of operations to begin operations.

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

Results of Operations

Comparison of the year ended September 30, 2015 and 2014

For the fiscal year ended September 30, 2015, we had revenues of $0, as compared to $0 in the same period in 2014. Operating expenses for the year ended September 30, 2015 totaled $212,525 resulting in a net loss from operations of $212,525, as compared to operating expenses of $189,762 and a net loss from operations of $189,762 for the year ended September 30, 2014. Expenses for the year ended September 30, 2015 consisted of $212,525 in general and administrative expenses, as compared to $189,762 of general administrative expenses for the same period in 2014 and $72,062 in interest expense for the year ended September 30, 2015 and $118,529 in interest expense for the same period in 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our net revenues are not sufficient to fund our operating expenses. At September 30, 2015, we had a cash balance of $244.  We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We do not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2015. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended September 30, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2015. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

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

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Inspired Builders, Inc.

We have audited the accompanying balance sheets of Inspired Builders, Inc. (the “Company”) as of September 30, 2015 and 2014, and the related statement of operations, statement of stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inspired Builders, Inc. as of September 30, 2015 and 2014 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 in the financial statements, the Company has a net loss of $284,587 an accumulated deficit of $1,025,852 and a negative cash flow from operations of $61,982. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, & Webb, P.A.

Liggett, & Webb, P.A.

Certified Public Accountants

Boynton Beach, Florida

January 13, 2016

INSPIRED BUILDER, INC
BALANCE SHEETS

	September 30,
	2015	2014
ASSETS

Current Assets:
Cash	$244	$424
Total current assets	244	424

Real estate	307,504	307,504

Total assets	$307,748	$307,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$265,190	$162,585
Accrued salary	150,000	30,000
Due to related party	2,453	2,453
Mortgage payable	750,000	-
Notes payable - related party	577,453	-
Total current liabilities	1,745,096	195,038

Mortgage payable	-	750,000
Convertible note payable - related party	10,000	10,000
Notes payable - related party	-	515,651
Total long-term liabilities	10,000	1,275,651
Total liabilities	1,755,096	1,470,689

Commitments and Contignencies (See Note 9)

Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,125,000 shares issued and outstanding, respectively	11,125	11,125
Additional paid in capital	(432,621)	(432,621)
Accumulated deficit	(1,025,852)	(741,265)
Total Stockholders’ deficit	(1,447,348)	(1,162,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,748	$307,928

See accompanying notes to financial statements

INSPIRED BUILDERS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2015	2014

OPERATING EXPENSES
General and administrative	$212,525	$189,762
Total operating expenses	212,525	189,762

LOSS FROM OPERATIONS	(212,525)	(189,762)

Other expenses
Interest expense	72,062	118,529

Net Loss before provision for income taxes	(284,587)	(308,291)

Provision for income taxes	-	-

NET LOSS	$(284,587)	$(308,291)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,125,000

See accompanying notes to financial statements

INSPIRED BUILDERS, INC

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(284,587)	$(308,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued interest	102,605	167,985
Increase in accrued salary	120,000	30,000
Net Cash Used In Operating Activities	(61,982)	(110,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (repayments) - related party	-	(1,258)
Proceeds from convertible note payable - related party	-	10,000
Proceeds from notes payable - related party	61,802	101,131
Net Cash Provided By Financing Activities	61,802	109,873

NET DECREASE IN CASH	(180)	(433)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	424	857

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244	$424

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements

INSPIRED BUILDERS, INC

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2013	-	$-	11,125,000	$11,125	$(432,621)	$(432,974)	$(854,470)

Net Loss for the year ended September 30, 2014	-	-	-	-	-	(308,291)	(308,291)

Balance, September 30, 2014	-	-	11,125,000	11,125	(432,621)	(741,265)	(1,162,761)

Net Loss for the year ended September 30, 2015	-	-	-	-	-	(284,587)	(284,587)

Balance, September 30, 2015	-	$-	11,125,000	$11,125	$(432,621)	$(1,025,852)	$(1,447,348)

See accompanying notes to financial statements

Inspired Builders, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2015 and 2014

1. Nature of Operations

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010.  The Company is a construction company that specializes in residential home repair and home improvements.  The Company contracts with homeowners to build custom home improvements, including shelving for closets, bathroom remodeling, upgrading home entertainment centers and replacing flooring. In May 2013, the Company’s board of directors determined that conversion of the Company’s corporate status to that of a real estate investment trust (a “REIT”) would best support the company’s strategic direction. Accordingly, the board passed and adopted a resolution for the Company to be treated as a REIT. As of September 30, 2015, the Company has not completed the necessary filings to change its status with the Internal Revenue Services.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2015 and 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of cash, related party notes payable, mortgage payable, accounts payable and accrued expenses reported in the balance sheets are estimated by management to approximate fair value at September 30, 2015 and 2014.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2010 to 2015 are subject to IRS audit.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 20,833 and 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended September 30, 2015 and September 30, 2014, respectively.

Recent accounting pronouncements

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

3. Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $284,587 and net cash used in operations of $61,982 for the year ended September 30, 2015. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Real Estate

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The maturity date was further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. The Company became aware that there is a real estate tax lien for unpaid taxes at September 30, 2015 and September 30, 2014 of $25,307 and $15,108, respectively.

5. Employment Agreement

On September 1, 2013 the Company entered into a three year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of September 30, 2015 and September 30, 2014 Company recorded $150,000 and $30,000, respectively of accrued salary. As of September 30, 2015 the Company accrued $11,290 for the employer portion of the payroll taxes.

6. Mortgage Payable – Related Party

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The maturity date was further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2015 and September 30, 2014 the Company has accrued interest of $50,979 and $28,541, respectively, due on the mortgage.

7. Convertible Notes Payable – Related Party

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan is not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at September 30, 2015 and September 30, 2014 amounted to $2,015 and $819, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017.

8. Notes Payable – Related Parties

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015, January 7, 2016 and February 6, 2016, respectively. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 17, 2016 and June 26, 2016, respectively.  The total outstanding principal at September 30, 2015 and September 30, 2014 amounted to $345,019 and $345,019, respectively. Accrued interest at September 30, 2015 and September 30, 2014, amounted to $111,191 and $78,355, respectively.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 13, 2015. As of today, the note is in default. Accrued interest at September 30, 2015 and September 30, 2014 amounted to $2,346 and $1,099.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due on January 13, 2015 and January 20, 2015, respectively, The loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. As of today, the January 13 Note is in default. Accrued interest at September 30, 2015 and September 30, 2014 amounted to $4,053 and $1,664, respectively.

On June 19, 2014 the Company’s CEO  entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at September 30, 2015 and September 30, 2014 amounted to $3,838 and $847 respectively.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015.  Accrued interest at September 30, 2015 amounted to $167.

On October 14, 2014 the Company’s CEO loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 14, 2015.  As of today, the note is in default. Accrued interest at September 30, 2015 amounted to $159.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of today, the note is in default. Accrued interest at September 30, 2015 was $5,622.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of September 30, 2015 amounted to $3,600.

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

The Company became aware that there is a real estate tax lien for unpaid taxes at September 30, 2015 and September 30, 2014 of $25,307 and $15,108, respectively.

10. Concentration of Credit Risk

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

11. Income Taxes

Provision for income taxes is comprised of the following:

	September 30, 2015	September 30, 2014

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state income tax	5.83%	0%
Less valuation allowance	(39.83)%	(34)%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$409,039	$295,038
Less valuation allowance	(409,039)	(295,038)
Deferred tax benefit	$0	$0

As of September 30, 2015, the Company net operating loss carryforward of approximately $701,800.

The increase in the valuation allowance for the years ended September 30, 2015 and 2014 was an increase of $114,001 and $122,806 respectively.

12. Related Party Transactions

On January 13, 2012 the Company entered into a 12 month unsecured promissory note in the amount of $211,000.  Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015, January 7, 2016 and February 6, 2016, respectively. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 17, 2016 and June 26, 2016, respectively.  The total outstanding principal at September 30, 2015 and September 30, 2014 amounted to $345,019 and $345,019, respectively. Accrued interest at September 30, 2015 and September 30, 2014, amounted to $111,191 and $78,355, respectively.

On September 1, 2013 the Company entered into a three year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due December 30, 2015. As of September 30, 2015 and September 30, 2014 Company recorded $150,000 and $30,000, respectively of accrued salary. As of September 30, 2015, the Company accrued $11,290 for the employer portion of payroll taxes.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 13, 2015. As of today, the note is in default. Accrued interest at September 30, 2015 and September 30, 2014 amounted to $2,346 and $1,099.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due on January 13, 2015 and January 20, 2015, respectively. The loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. As of today, the January 13 Note is in default. Accrued interest at September 30, 2015 and September 30, 2014 amounted to $4,053 and $1,664, respectively.

On June 19, 2014 the Company’s CEO  entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further extended to June 16, 2016. Accrued interest at September 30, 2015 and September 30, 2014 amounted to $3,838 and $847 respectively.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 14, 2015.  As of today, the note is in default. Accrued interest at September 30, 2015 amounted to $167.

On October 14, 2014 the Company’s CEO loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015.  As of today, the note is in default. Accrued interest at September 30, 2015 amounted to $159.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of today, the note is in default. Accrued interest at September 30, 2015 was $5,622.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of September 30, 2015 amounted to $3,600. Accrued interest at September 30, 2015 was $2,453.

13. Subsequent Events

In December 2013 the Company entered into a joint venture agreement with Development Property Holdings, Inc. a California corporation, to enter into and become a Florida joint venture for the purpose of acquiring certain commercial real property in the State of Florida. The joint venture was supposed to be vested 50% by each partner and all decisions, costs, expenses and profits will be divided evenly between the two partners. To date, the Florida joint venture has not been executed nor closed on any properties and is still searching for it’s first project. As of September 30, 2015 the joint venture formed with Development Property Holdings, Inc. has not executed any agreements.

During November 2015, a related party forgave $32,714 of note payable (see Note 8). During November 2015 a vendor forgave $3,438 of amounts owed.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2015, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of September 30, 2015 the Company determined that the following items constituted a material weakness:

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of officers and director as of September 30, 2015. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position
Matthew Nordgren	32	Chief Executive Officer, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Matthew Nordgren, age 32, has served as the Chief Executive Officer of Nordco Consulting since he founded it in February 2009.  From 2007 to 2010, Mr. Nordgren has been a partner and Vice President of Schlegel Woy Management.  Since 2008, Mr. Nordgren has been the Texas President of VEEV, where he is responsible for marketing, distribution, and sales within the State of Texas.  Since 2002, Mr. Nordgren has served as an executive at Nordco, Inc., where he is responsible for corporate development and marketing strategies. Mr. Nordgren received his B.A. in government from the University of Texas.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Matt Nordgren, our Chief Executive Officer, who is not independent. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Bulletin Board are not required to have board committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

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

Item 11.   Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for fiscal year 2015 and fiscal year 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Matthew Nordgren, Chief Executive	2015	$120,000	0	0	0	0	0	$0	$120,000	(1)
Officer	2014	$120,000	0	0	0	0	0	$0	$120,000	(2)

(1)	Mr. Nordgren’s compensation for the year ended September 30, 2015 amounted to $120,000 which has all been accrued and not paid.
(2)	Mr. Nordgren’s compensation for the year ended September 30, 2014 amounted to $120,000 which has all been accrued and not paid. However, $90,000 of the accrued salary for this year has been converted into a promissory note.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of January 4, 2016, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Matthew Nordgren; 233 Wilshire Boulevard, Suite 830, Santa Monica, CA 90401	0	*	%
All Executive Officers and Directors as a group (1 person)	0	*	%
Swan Associates Group, LLC	3,508,333	31.536%

* denotes ownership of less than 1%.

(1)	Based on 11,125,000 shares of common stock outstanding as of January 4, 2016.

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

Item 14.   Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended September 30, 2015 and 2014, we have incurred $20,611 and $19,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

10.1	Employment Agreement for Matthew Nordgren (2)
10.2	Purchase and Sale Agreement between the Company for the Duval property (1)
10.3	Assignment of Special Warranty Deed to the Duval Property (1)
10.4	Secured $750,000 promissory note of the Company (1)
10.5	Mortgage and Security Agreement on the Duval property (1)
10.6	Joint Venture Agreement between Inspired Builders, Inc. and Development Property Holdings, Inc. dated December 10, 2013 (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Referred to and incorporated by reference to the Current Report on Form 8-K filed on June 24, 2013.
(2)	Referred to and incorporated by reference to the Annual Report on Form 10-K filed on March 6, 2014.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: January 13, 2016	By:	/s/ Matthew Nordgren
Matthew Nordgren Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Matthew Nordgren	Chief Executive Officer and Chief Financial Officer	January 13, 2016
Matthew Nordgren	(Principal Executive Officer and Principal Financial Officer) and Sole Director

