Form 10-Q
period 2015-12-31
Inspired Builders, Inc.
filed 2017-10-31
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-171636

Inspired Builders, Inc.

(Exact name of registrant as specified in its Charter)

Nevada	98-0407797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 SW 74th Ct Suite 2201-A44 Miami, FL 33156	91776
(Address of principal executive offices)	(Zip Code)

(786) 323-7900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 11,125,525 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of October 31, 2017.

Inspired Builders, Inc.

Quarterly Report on Form 10-Q

December 31, 2015

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited interim financial statements of Inspired Builders, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

INSPIRED BUILDER, INC

BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(Unaudited)
ASSETS

ASSETS

Current Assets:
Cash	$199	$244
Total current assets	199	244

Real estate	307,504	307,504

Total assets	$307,703	$307,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$277,231	$265,190
Accrued salary	180,000	150,000
Due to related party	2,453	2,453
Mortgage payable	750,000	750,000
Notes payable - related party	577,453	577,453
Total current liabilities	1,787,137	1,745,096

Convertible note payable - related party	10,000	10,000
	10,000	10,000
Commitments and Contingencies See Note 8)	1,797,137	1,755,096

Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,125,000 shares issued and outstanding, respectively	11,125	11,125
Additional paid in capital	(429,309)	(432,621)
Accumulated deficit	(1,071,250)	(1,025,852)
Total Stockholders’ deficit	(1,489,434)	(1,447,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,703	$307,748

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2015	2014

OPERATING EXPENSES
General and administrative	$26,706	$41,951
Total operating expenses	26,706	41,951

LOSS FROM OPERATIONS	(26,706)	(41,951)

Other expenses
Interest expense	18,692	17,293

Net Loss before provision for income taxes	(45,398)	(59,244)

Provision for income taxes	-	-

NET LOSS	$(45,398)	$(59,244)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,125,000

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,398)	$(59,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued interest	12,041	22,397
Increase in accrued salary	30,000	30,000
Net Cash Used In Operating Activities	(3,357)	(6,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributions - related party	3,312	-
Proceeds from notes payable - related party	-	6,802
Net Cash Provided By Financing Activities	3,312	6,802

NET DECREASE IN CASH	(45)	(45)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244	424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$199	$379

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December, 2015

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017 the Company was directing it’s focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, Inspired Builders (the “Company”), the majority shareholders of the Company (the “Sellers”) and JJL Capital Management, LLC (the “Purchaser”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 5,643,979 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 50.73% of the issued and outstanding shares of the Company, for an aggregate purchase price of $564.39 (the “Purchase Price”). On August 16, 2017, the closing of the transaction occurred (“Closing Date”). Pursuant to the change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. Also, in connection therewith, Matthew Nordgren, the Company’s sole officer and Director, resigned from his positions and named Scott Silverman as sole director and to the positions of CEO, CFO, Chief Accounting Officer and Secretary.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended December 31, 2015 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at December 31, 2015 and September 30, 2015.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 20,833 and 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended December 31, 2015 and September 30, 2015, respectively.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December, 2015

(Unaudited)

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

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short-term maturity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore, the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Recent accounting pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2016-01 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $45,398 and net cash used in operations of $3,357 for the three months ended December 31, 2015. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December, 2015

(Unaudited)

NOTE 4. REAL ESTATE

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. The Company became aware that there is a real estate tax lien for unpaid taxes at December 31, 2015 and September 30, 2015 of $27,068 and $25,307, respectively. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively, and the real estate taxes payable of $23,714.

NOTE 5. EMPLOYMENT AGREEMENT

On September 1, 2013 the Company entered into a three-year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of December 31, 2015 and September 30, 2015 Company recorded $180,000 and $150,000, respectively of accrued salary. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the employment contract was terminated and $290,000 in accrued salary was forgiven. The accrued salary was accounted for as contributed capital.

NOTE 6. MORTGAGE PAYABLE – RELATED PARTY

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of December 31, 2015 and September 30, 2015 the Company has accrued interest of $56,712 and $50,979, respectively, due on the mortgage. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively.

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $2,321 and $2,015, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December, 2015

(Unaudited)

NOTE 8. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012 the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. The total outstanding principal at December 31, 2015 and September 30, 2015 amounted to $345,019 and $345,019, respectively. Accrued interest at December 31, 2015 and September 30, 2015, amounted to $120,270 and $111,191, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $345,019 in principal and $149,256 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $2,664 and $2,346. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $4,663 and $4,053. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $4,603 and $3,838. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $211 and $167. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December, 2015

(Unaudited)

On October 14, 2014 a related party loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $201 and $159. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at December 31, 2015 and September 30, 2015 was $6,768 and $5,622, respectively. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the Note, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $4,732 and $3,600. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

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

11. RELATED PARTY TRANSACTIONS

On January 13, 2012 the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. The total outstanding principal at December 31, 2015 and September 30, 2015 amounted to $345,019 and $345,019, respectively. Accrued interest at December 31, 2015 and September 30, 2015, amounted to $120,270 and $111,191, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $345,019 in principal and $149,256 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December, 2015

(Unaudited)

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. The Company became aware that there is a real estate tax lien for unpaid taxes at December 31, 2015 and September 30, 2015 of $27,068 and $25,307, respectively. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively, and the real estate taxes payable of $23,714.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $2,664 and $2,346. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $4,663 and $4,053. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $2,321 and $2,015, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $4,603 and $3,838. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $211 and $167. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December, 2015

(Unaudited)

On October 14, 2014 a related party loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $201 and $159. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at December 31, 2015 and September 30, 2015 was $6,768 and $5,622, respectively. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the Note, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital.

On February 2, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of June 30, 2015 amounted to $2,214. Accrued interest at December 31, 2015 and September 30, 2015 amounted to $4,732 and $3,600. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

12. SUBSEQUENT EVENTS

On November 15, 2016, our CEO and the Company entered into a Release and Settlement Agreement whereby an Employment Contract was terminated and $290,000 in accrued salary was forgiven. The accrued salary was accounted for as contributed capital (See Note 5).

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby a Convertible Note Payable in the amount of $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 7).

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby multiple notes payable in the aggregate amounts of $345,019 in principal and $149,256 in accrued interest were forgiven. The transaction was accounted for as contributed capital (See Note 8).

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby a Note Payable in the amounts of $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 8).

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby a Note Payable in the amounts of $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 8).

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby a Note Payable in the amounts of $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 8).

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December, 2015

(Unaudited)

On November 15, 2016, the Company and CEO entered into a Release and Settlement Agreement whereby a Note Payable in the amounts of $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 8).

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby a Note Payable in the amounts of $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 8).

On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby a Note Payable, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital (See Note 8).

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby a Note Payable, comprising of $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 8).

On July 17, 2017, the Company assigned all interests in the property owned in Duval County, FL to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively, and real estate taxes payable of $23,714( See Notes 4 and 6).

On August 15, 2017, Inspired Builders (the “Company”), the majority shareholders of the Company (the “Sellers”) and JJL Capital Management, LLC (the “Purchaser”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 5,643,979 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 50.73% of the issued and outstanding shares of the Company, for an aggregate purchase price of $564.39 (the “Purchase Price”). On August 16, 2017, the closing of the transaction occurred (“Closing Date”). Pursuant to the change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. Also, in connection therewith, Matthew Nordgren, the Company’s sole officer and Director, resigned from his positions and named Scott Silverman as sole director and to the positions of CEO, CFO, Chief Accounting Officer and Secretary (See Note 1).

On October 17, 2017, a related party entered into an unsecured note payable for $14,300 with an interest rate of 0% due upon demand by the holder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Inspired Builders, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Plan of Operations

Inspired Builders, Inc., a Nevada Corporation, was previously located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction, we relocated to Santa Monica, California. Until the change of control transaction, we focused on repairing and providing home improvements for the homeowners. Until August 15, 2017 the Company was focused on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to another change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We are a shell company which is moving forward with the business of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is traded on the OTC market place.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director has indicated that he is willing to loan additional funds to the Company to cover any shortfalls, although there is no written agreement or guarantee of such actions.

Results of Operation

For the three months ended December 31, 2015 and 2014

For the three months ended December 31, 2015, we generated no revenue as compared to no revenue for the same period ended December 31, 2014.

Expenses for the three months ended December 31, 2015 totaled $45,398 resulting in a net loss of $45,398. Expenses for the three months ended December 31, 2015 consisted of $26,706 in general and administrative expenses and $18,692 in interest expense. In comparison, expenses for the same period ended December 31, 2014 totaled $59,244 resulting in a net loss of $59,244. Expenses for the period ended December 31, 2014 consisted of $41,951 in general and administrative expenses and $17,293 in professional fees. The increase in the expenses for the three months ended December 31, 2013 is negligible and just a fluctuation based on incremental adjustments of professional fees and interest expense due to an increase in notes payable.

Liquidity and Capital Resources

As of December 31, 2015 and to date, we did not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described herein.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have a limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

(b)	Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2015.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended December 31, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2017	INSPIRED BUILDERS, INC.

	By:	/s/ Scott J. Silverman
Scott Silverman
Chief Executive Officer and Chief Financial Officer

