Form 10-Q
period 2016-06-30
Inspired Builders, Inc.
filed 2017-10-31
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited interim financial statements of Inspired Builders, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

INSPIRED BUILDER, INC

BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS

ASSETS

Current Assets:
Cash	$109	$244
Total current assets	109	244

Real estate	307,504	307,504

Total assets	$307,613	$307,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$327,853	$265,190
Accrued salary	240,000	150,000
Due to related party	2,453	2,453
Mortgage payable	750,000	750,000
Notes payable - related party	577,453	577,453
Total current liabilities	1,897,759	1,745,096

Long Term Liabilities
Convertible note payable - related party	10,000	10,000
Total Long Term Liabilities	10,000	10,000
Total Liabilities	1,907,759	1,755,096

Commitments and Contingencies See Note 8)	-	-

Stockholders' deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,125,000 shares issued and outstanding, respectively	11,125	11,125
Additional paid in capital	(429,309)	(432,621)
Accumulated deficit	(1,181,962)	(1,025,852)
Total Stockholders’ deficit	(1,600,146)	(1,447,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,613	$307,748

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$34,129	$39,775	100,438	$117,088
Total operating expenses	34,129	39,775	100,438	117,088

LOSS FROM OPERATIONS	(34,129)	(39,775)	(100,438)	(117,088)

Other expenses
Interest expense	18,490	19,145	55,672	53,369

Net Loss before provision for income taxes	(52,619)	(58,920)	(156,110)	(170,457)

Provision for income taxes	-	-	-	-

NET LOSS	$(52,619)	$(58,920)	(156,110)	$(170,457)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,125,000	11,125,000	11,125,000

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,110)	$(170,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase / (Decrease) in prepaid expenses	-	(15,039)
Increase in accounts payable and accrued interest	62,663	33,559
Increase in accrued salary	90,000	90,000
Net Cash Used In Operating Activities	(3,447)	(61,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributions - related party	3,312	-
Proceeds from notes payable - related party	-	61,802
Net Cash Provided By Financing Activities	3,312	61,802

NET DECREASE IN CASH	(135)	(135)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244	424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109	$289

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2016 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at June 30, 2016 and September 30, 2015.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 20,833 and 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended June 30, 2016 and September 30, 2015, respectively.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2010 to 2015 are subject to IRS audit.

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $156,110 and net cash used in operations of $3,447 for the nine months ended June 30, 2016. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 4. REAL ESTATE

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. The Company became aware that there is a real estate tax lien for unpaid taxes at June 30, 2016 and September 30, 2015 of $25,307. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively, and the real estate taxes payable of $23,714.

NOTE 5. EMPLOYMENT AGREEMENT

On September 1, 2013 the Company entered into a three-year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of June 30, 2016 and September 30, 2015 Company recorded $240,000 and $150,000, respectively of accrued salary. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the employment contract was terminated and $290,000 in accrued salary was forgiven. The accrued salary was accounted for as contributed capital.

NOTE 6. MORTGAGE PAYABLE – RELATED PARTY

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of June 30, 2016 and September 30, 2015 the Company has accrued interest of $67,932 and $50,979, respectively, due on the mortgage. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively.

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $2,919 and $2,015, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 8. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012 the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. The total outstanding principal at June 30, 2016 and September 30, 2015 amounted to $345,019 and $345,019, respectively. Accrued interest at June 30, 2016 and September 30, 2015, amounted to $136,962 and $111,191, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $345,019 in principal and $149,256 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $3,288 and $2,346. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $5,858 and $4,059. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $6,099 and $3,847 respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $298 and $167. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

On October 14, 2014 a related party loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $284 and $159. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at June 30, 2016 and September 30, 2015 was $9,012 and $5,622, respectively. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the Note, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $7,474 and $3,600. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

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

11. RELATED PARTY TRANSACTIONS

On January 13, 2012 the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. The total outstanding principal at June 30, 2016 and September 30, 2015 amounted to $345,019 and $345,019, respectively. Accrued interest at June 30, 2016 and September 30, 2015, amounted to $136,962 and $111,191, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $345,019 in principal and $149,256 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of June 30, 2016 and September 30, 2015 the Company has accrued interest of $67,932 and $50,979, respectively, due on the mortgage. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $3,288 and $2,346. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $5,858 and $4,053. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $2,919 and $2,019, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $6,099 and $3,838 respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $298 and $167. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

On October 14, 2014 a related party loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $284 and $159. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 30, 2014 the Company's CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at June 30, 2016 and September 30, 2015 was $9,012 and $5,622, respectively. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the Note, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of June 30, 2015 amounted to $2,214. Accrued interest at June 30, 2016 and September 30, 2015 amounted to $7,474 and $3,600. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

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

June 30, 2016

(Unaudited)

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

Results of Operation

For the three months ended June 30, 2016 and 2015

For the three months ended June 30, 2016, we generated no revenue as compared to no revenue for the same period ended June 30, 2015.

Expenses for the three months ended June 30, 2016 totaled $52,619 resulting in a net loss of $52,619. Expenses for the three months ended June 30, 2016 consisted of $34,129 in general and administrative expenses and $18,490 in interest expense. In comparison, expenses for the same period ended June 30, 2015 totaled $58,920 resulting in a net loss of $58,920. Expenses for the period ended June 30, 2015 consisted of $39,775 in general and administrative expenses and $19,145 in interest expense. The decrease in the expenses for the three months ended June 30, 2016 is negligible and just a fluctuation based on incremental adjustments of professional fees and interest expense from notes payable.

For the nine months ended June 30, 2016 and 2015

For the nine months ended June 30, 2016, we generated no revenue as compared to no revenue for the same period ended June 30, 2015.

Expenses for the nine months ended June 30, 2016 totaled $156,110 resulting in a net loss of $156,110. Expenses for the nine months ended June 30, 2016 consisted of $100,438 in general and administrative expenses and $55,672 in interest expense. In comparison, expenses for the same period ended June 30, 2015 totaled $170,457 resulting in a net loss of $170,457. Expenses for the period ended June 30, 2015 consisted of $117,088 in general and administrative expenses and $53,369 in interest expense. The decrease in the expenses for the nine months ended June 30, 2016 is negligible and just a fluctuation based on incremental adjustments of professional fees and interest expense from notes payable.

Liquidity and Capital Resources

As of June 30, 2016, and to date, we did not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described herein.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2016.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2016.

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