Form 10-K
period 2016-09-30
Inspired Builders, Inc.
filed 2017-11-01
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of September 30, 2016, was approximately $0 since the Company has had no active trading market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 1, 2017: 11,125,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

In the next 12 months if we are unable to satisfy our cash requirements, our major shareholder has indicated that they are willing to loan additional funds to the Company to cover any shortfalls, although there is no written agreement or guarantee.

We plan to raise funds through equity financing in the next 12 months. If we successfully raise the funds, it will be used for our operations and to invest in potential joint venture or acquisition.

Employees

As of November 1, 2017, other than our Chief Executive Officer, we have 0 employees.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.     Properties.

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. The maturity date was further extended to June 24, 2016. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. The Company became aware that there is a real estate tax lien for unpaid taxes at September 30, 2016 and September 30, 2015 of $23,715 and $11,961, respectively. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively, and the real estate taxes payable of $23,714.

Our principal executive office is now located at 8950 SW 74th Ct, Suite 2201, Miami, Florida 33156, and our telephone number is (786) 323-7900. We do not have a lease agreement for this property. This property is leased by our sole officer and director and he allows us to use the space to run the business at no cost to us.

Item 3.     Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company, threatened against or affecting our company, our common stock, or of our company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.     Mine Safety Disclosures.

Not applicable.

1

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Bulletin Board under the trading symbol “ISRB” on April 8, 2011. The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  Since being listed on the OTCBB in April 2011 our common stock has only had limited trading volume. We currently trade on the OTC Pink with no information. At such time as the Company is current in its SEC filing the Company will apply to list on OTC Pink Current or OTCQB. The following chart is a summary of the quarterly trading history over the 12 months ended September 30, 2016

	Year Ended September 30, 2016
	High	Low
First Quarter	$0.10	$0.04
Second Quarter	$0.06	$0.03
Third Quarter	$0.03	$0.03
Fourth Quarter	$0.03	$0.02

Recent Sales of Unregistered Securities

None.

Holders

As of November 1, 2017, we had approximately 27 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 30, 2016, no cash dividends have been declared since such time and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

2

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

In the next 12 months if we are unable to satisfy our cash requirements, our sole officer and director has indicated that he is willing to loan additional funds to the Company to cover any shortfalls, although there is no written agreement or guarantee of such actions.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

Comparison of the year ended September 30, 2016 and 2015

For the fiscal year ended September 30, 2016, we had revenues of $0, as compared to $0 in the same period in 2015. Operating expenses for the year ended September 30, 2016 totaled $139,520 resulting in a net loss from operations of $213,818, as compared to operating expenses of $212,525 and a net loss from operations of $284,587 for the year ended September 30, 2015. Expenses for the year ended September 30, 2016 consisted of $139,520 in general and administrative expenses, as compared to $212,525 of general administrative expenses for the same period in 2015 and $74,298 in interest expense for the year ended September 30, 2016 and $72,062 in interest expense for the same period in 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

As of September 30, 2016 our net revenues were not sufficient to fund our operating expenses and we had a cash balance of $0.  As set forth in our business section we are currently pursuing merger opportunities and we will rely on our sole officer and director to fund business operations until we find a suitable acquisition candidate.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the year ended September 30, 2016, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

3

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2016. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

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

4

Item 8.     Financial Statements and Supplementary Data.

432 Park Avenue South, 10th Floor
New York, NY 10016 / (212) 481-3490

1901 South Congress Avenue, Suite 110
Boynton Beach, FL 33426 / (561) 752-1721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Inspired Builders, Inc.

We have audited the accompanying balance sheets of Inspired Builders, Inc. (the “Company”) as of September 30, 2016 and 2015, and the related statement of operations, statement of stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inspired Builders, Inc. as of September 30, 2016 and 2015 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 in the financial statements, the Company has a net loss of $213,818, an accumulated deficit of $1,239,670 and a negative cash flow from operations of $3,447. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Liggett & Webb, P.A.

Liggett & Webb, P.A.

Certified Public Accountants

Boynton Beach, Florida

October 31, 2017

INSPIRED BUILDER, INC

BALANCE SHEETS

	September 30,
	2016	2015

ASSETS

ASSETS

Current Assets:
Cash	$-	$244
Total current assets	-	244

Real estate	307,504	307,504

Total assets	$307,504	$307,748

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$355,561	$265,190
Accrued salary	270,000	150,000
Due to related party	2,453	2,453
Mortgage payable	750,000	750,000
Notes Payable - related party	577,453	577,453
Total current liabilities	1,955,467	1,745,096
Long Term Liabilities
Convertible note payable - related party	10,000	10,000
Total Long Term Liabilities	10,000	10,000
Total Liabilities	1,965,467	1,755,096
Commitments and Contingencies See Note 8)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,025,000 shares issued and outstanding, respectively	11,125	11,125
Additional paid in capital	(429,418)	(432,621)
Accumulated deficit	(1,239,670)	(1,025,852)
Total Stockholders’ deficit	(1,657,963)	(1,447,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,504	$307,748

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2016	2015

OPERATING EXPENSES
General and administrative	$139,520	$212,525
Total operating expenses	139,520	212,525

LOSS BEFORE PROVISION FOR INCOME TAXES	(139,520)	(212,525)

Other expenses
Interest expense	74,298	72,062

Net Loss before provision for income taxes	(213,818)	(284,587)

Provision for income taxes	-	-

NET LOSS	$(213,818)	$(284,587)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,125,000

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(213,818)	$(284,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued interest	90,371	102,605
Increase in accrued salary	120,000	120,000
Net Cash Used In Operating Activities	(3,447)	(61,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	61,802
Contribution of Capital	3,203	-
Net Cash Provided By Financing Activities	3,203	61,802

NET DECREASE IN CASH	(244)	(433)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244	857

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$424

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

 STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2014	-	-	11,125,000	11,125	(432,621)	(741,265)	(1,162,761)

Net Loss for the year ended September 30, 2015	-	-	-	-	-	(284,587)	(284,587)

Balance, September 30, 2015	-	$-	11,125,000	$11,125	$(432,621)	$(1,025,852)	$(1,447,348)

Capital contribution	-	-	-	-	3,203	-	3,203

Net Loss for the year ended September 30, 2016	-	-	-	-	-	(213,818)	(213,818)

Balance, September 30, 2016	-	$-	11,125,000	$11,125	$(429,418)	$(1,239,670)	$(1,657,963)

See accompanying notes to financial statements.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at September 30, 2016 and September 30, 2015.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 20,833 and 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended September 30, 2016 and September 30, 2015, respectively.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2016, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2011 to 2016 are subject to IRS audit.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. We do not expect the adoption of this standard to have any effect on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We do not expect the adoption of this standard to have any effect on our financial statements.

In August 2016, the FASB issued an accounting standards update which provides additional clarity on the classification of specific events on the statement of cash flows. These events include: debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from settlement of insurance claims, distributions received from equity method investees, and beneficial interests in securitization transactions. The update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with early application permitted. The new accounting standard addresses presentation in the statement of cash flows only and we do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

In May 2017, the FASB issued ASU No. 2017-09, which amends ASC Topic 718, “Compensation – Stock Compensation”. This amendment provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017, with early adoption permitted, including adoption for interim periods. This standard must be applied prospectively upon adoption. We do not expect the standard to have a material effect on our financial condition, results of operations, cash flows or financial disclosures.

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $213,818, an accumulated deficit of $1,239,670 and used net cash in operations of $3,447 for the year ended September 30, 2016. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. REAL ESTATE

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. The Company became aware that there is a real estate tax lien for unpaid taxes at September 30, 2016 and September 30, 2015 of $23,714 and $25,307, respectively. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively, and the real estate taxes payable of $23,714.

NOTE 5. EMPLOYMENT AGREEMENT

On September 1, 2013 the Company entered into a three-year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of September 30, 2016 and September 30, 2015 Company recorded $270,000 and $150,000, respectively of accrued salary. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the employment contract was terminated and $290,000 in accrued salary was forgiven. The accrued salary was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

NOTE 6. MORTGAGE PAYABLE – RELATED PARTY

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2016 and September 30, 2015 the Company has accrued interest of $73,603 and $50,979, respectively, due on the mortgage. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively.

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $3,222 and $2,015, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

NOTE 8. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012 the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. Accrued interest at September 30, 2016 and September 30, 2015, amounted to $145,401 and $111,191, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,256 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $3,603 and $2,346. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $6,461 and $4,053. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $6,855 and $3,838 respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $342 and $167. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 a related party loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $326 and $159. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at September 30, 2016 and September 30, 2015 was $10,147 and $5,622, respectively. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the Note, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of June 30, 2015 amounted to $2,214. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $8,860 and $3,600. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. STOCKHOLDERS’ EQUITY

During the year ended September 30, 2016, a related party paid expenses on behalf of the Company of $3,203.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

NOTE 11. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 12. INCOME TAXES

Provision for income taxes is comprised of the following:

	September 30, 2016	September 30, 2015

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state income tax	5.83%	5.83%
Less valuation allowance	(39.83%)	(39.83%)
Effective rate	0%	0%

Deferred income taxes are comprised of the following:
Deferred Tax Asset	$148,538	100,737
Tax loss carryforwards	344,821	308,302
Less valuation allowance	(493,359)	(409,039)
Deferred tax benefit	$0	$0

As of September 30, 2016 and 2015, the Company net operating loss carryforward of approximately $$732,600 and $641,000, respectively.

The increase in the valuation allowance for the years ended September 30, 2016 and 2015 was an increase of $84,320 and $114,001 respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

On January 13, 2012 the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. Accrued interest at September 30, 2016 and September 30, 2015, amounted to $145,400 and $111,191, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,256 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2016 and September 30, 2015 the Company has accrued interest of $73,603 and $50,979, respectively, due on the mortgage. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $90,370 respectively.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $3,603 and $2,346. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $6,461 and $4,053. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $3,225 and $2,015, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $6,855 and $3,838 respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $342 and $167. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

On October 14, 2014 a related party loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $326 and $159. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at September 30, 2016 and September 30, 2015 was $10,147 and $5,622, respectively. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the Note, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of June 30, 2015 amounted to $2,214. Accrued interest at September 30, 2016 and September 30, 2015 amounted to $8,860 and $3,600. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

During the year ended September 30, 2016, a related party paid expenses on behalf of the Company of $3,203.

NOTE 14. SUBSEQUENT EVENTS

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

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby multiple notes payable in the aggregate amounts of $342,519 in principal and $149,256 in accrued interest were forgiven. The transaction was accounted for as contributed capital (See Note 8).

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

On November 15, 2016, the Company and a related party entered into a Release and Settlement Agreement whereby a Note Payable in the amounts of $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 8)

On November 15, 2016, the Company and CEO entered into a Release and Settlement Agreement whereby a Note Payable in the amounts of $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital (See Note 8).

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2016 and 2015

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

On October 17, 2017, a related party loaned the Company $14,300. The loan is interest free and is payable on demand.

On October 20, 2017, a related party loaned the Company $825. The loan is interest free and is payable on demand.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework: 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2016, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of September 30, 2016 the Company determined that the following items constituted a material weakness:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of officers and director as of September 30, 2016. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

As of September 30, 2016

Name	Age	Position
Matthew Nordgren	33	Chief Executive Officer, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Matthew Nordgren, age 33, has served as the Chief Executive Officer of Nordco Consulting since he founded it in February 2009.  From 2007 to 2010, Mr. Nordgren has been a partner and Vice President of Schlegel Woy Management.  Since 2008, Mr. Nordgren has been the Texas President of VEEV, where he is responsible for marketing, distribution, and sales within the State of Texas.  Since 2002, Mr. Nordgren has served as an executive at Nordco, Inc., where he is responsible for corporate development and marketing strategies. Mr. Nordgren received his B.A. in government from the University of Texas.

On August 15, 2017, pursuant to a change in control transaction, Matthew Nordgren resigned as sole officer and director and Scott Silverman was appointed as the Company’s sole executive officers and directors. Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

As of November 1, 2017

Name	Age	Position
Scott Silverman	48	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chairman of the Board of Directors

Scott Silverman (age 47)

Mr. Silverman is a financial executive who has over 25 years of business success on national and international levels, with strong concentration and successes in SME operational and financial management. He has a highly diverse knowledge of financial, legal and operations management; public company management, accounting and Securities and Exchange Commission regulations. Mr. Silverman specializes in establishing and streamlining back-office policies and procedures and implementing sound financial management and internal controls necessary for enterprise growth and scalability. While serving as the VP of Finance of Itopia, Mr. Silverman was involved in the raise of over $5 million, reduced expenses by more than 40% and participated in a 100% increase in year-over-year top line revenues. Mr. Silverman is also one of the founders, and serves as President and CEO, of EverAsia Financial Group, which grew into a multi-national corporate financial management and advisory firm serving clients in the United States and Asia. He also serves as the Chief Financial Officer, and is a director on the Board of Directors, of Jade Global Holdings, Inc. Well versed in securities regulations and accounting, Mr. Silverman has orchestrated investor exits for multiple companies, including ushering five client companies through successful public offerings. While at ICV, a boutique private equity firm, Mr. Silverman managed a $35 million portfolio of companies, simultaneously serving as the CFO for both the parent company and for several portfolio companies, one of which was listed on the Entrepreneur Magazine “Hot 100” list, and was ultimate successfully spun off, delivering added value to its shareholders. In addition to being an Intuit QuickBooks ProAdvisor, Mr. Silverman is well versed in Microsoft licensing and Office365 administration and has a working knowledge of IT systems.

Mr. Silverman received a Bachelor’s degree in Finance from the George Washington University and a Master’s Degree in Accounting from Nova Southeastern University.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. As of September 30, 2016, our board of directors solely consisted of Matt Nordgren, our Chief Executive Officer, who was not independent. As of November 1, 2017, our board of directors consists solely of Scott Silverman, our Chief Executive Officer, who is not independent. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Bulletin Board are not required to have board committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

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

Item 11.   Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for fiscal year 2016 and fiscal year 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Matthew Nordgren,	2016	$120,000	0	0	0	0	0	$0	$120,000	(1)
Chief Executive Officer	2015	$120,000	0	0	0	0	0	$0	$120,000	(2)

(1)	Mr. Nordgren’s compensation for the year ended September 30, 2016 amounted to $120,000 which has all been accrued and not paid. This amount was subsequently waived as set forth below.
(2)	Mr. Nordgren’s compensation for the year ended September 30, 2015 amounted to $120,000 which has all been accrued and not paid. This amount was subsequently waived as set forth below.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

On September 1, 2013 the Company entered into a three-year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of June 30, 2016 and September 30, 2015 Company recorded $240,000 and $150,000, respectively of accrued salary. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the employment contract was terminated and $290,000 in accrued salary was forgiven. The accrued salary was accounted for as contributed capital.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 1, 2017, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (2)
JJL Capital Management, LLC (1)	5,643,979	50.73%
All Executive Officers and Directors as a group (1 person)	5,643,979	50.73%

(1)	JJL Capital Management, LLC is a company beneficially owned and controlled by Scott J. Silverman, our sole officer and director.
(2)	Based on 11,125,000 shares of common stock outstanding as of November 1, 2017.

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

Matthew Nordgren was not considered independent at September 30, 2016 because he is an executive officer of the Company and Scott Silverman is not considered independent because e is an executive officer at this time.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended September 30, 2016 and 2015, we have incurred $10,306 and $10,305, respectively, for professional services rendered for the audit and reviews of our financial statements.

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

PART IV

Item 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Employment Agreement for Matthew Nordgren (2)
10.2	Purchase and Sale Agreement between the Company for the Duval property (1)
10.3	Assignment of Special Warranty Deed to the Duval Property (1)
10.4	Secured $750,000 promissory note of the Company (1)
10.5	Mortgage and Security Agreement on the Duval property (1)
10.6	Joint Venture Agreement between Inspired Builders, Inc. and Development Property Holdings, Inc. dated December 10, 2013 (2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Referred to and incorporated by reference to the Current Report on Form 8-K filed on June 24, 2013.
(2)	Referred to and incorporated by reference to the Annual Report on Form 10-K filed on March 6, 2014.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: November 1, 2017	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott J. Silverman	Chief Executive Officer and Chief Financial Officer	November 1, 2017
Scott J. Silverman	(Principal Executive Officer and Principal Financial Officer) and Sole Director

