Form 10-K
period 2017-09-30
Inspired Builders, Inc.
filed 2017-11-22
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of September 30, 2017, was approximately $0 since the Company has had no active trading market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 22, 2017: 11,125,000.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

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

Employees

As of November 22, 2017, other than our Chief Executive Officer, we have 0 employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2016. The maturity date was further extended to June 24, 2017. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. The Company became aware that there is a real estate tax lien for unpaid taxes at September 30, 2017 and September 30, 2016 of $23,715 and $11,961, respectively. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $91,480 respectively, and of real estate taxes payable of $50,767.

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

1

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Bulletin Board under the trading symbol “ISRB” on April 8, 2011. The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. Since being listed on the OTCBB in April 2011 our common stock has only had limited trading volume. We currently trade on the OTC Pink with no information. At such time as the Company is current in its SEC filing the Company will apply to list on OTC Pink Current or OTCQB. The following chart is a summary of the quarterly trading history over the 12 months ended September 30, 2017

	Year Ended September 30, 2017
	High	Low
First Quarter	$0.02	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.16	$0.02

Recent Sales of Unregistered Securities

None.

Holders

As of November 14, 2017, we had approximately 19 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 30, 2017, no cash dividends have been declared since such time and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Results of Operations

Comparison of the year ended September 30, 2017 and 2016

For the fiscal year ended September 30, 2017, we had revenues of $0, as compared to $0 in the same period in 2016. Operating expenses for the year ended September 30, 2017 totaled $44,588 and interest expense totaled $22,693, resulting in a net loss of $67,281, as compared to operating expenses of $139,520 and interest expense of $74,298 and a net loss of $213,818 for the year ended September 30, 2016. Expenses for the year ended September 30, 2016 consisted of $120,000 in accrued salary, as compared to $30,000 of accrued salary for the same period in 2017, The decrease in interest expense of $51,605 was due to the forgiveness of debt of $587,406 during 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

As of September 30, 2017 our net revenues were not sufficient to fund our operating expenses and we had a cash balance of $0. As set forth in our business section we are currently pursuing merger opportunities and we will rely on our sole officer and director to fund business operations until we find a suitable acquisition candidate.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended September 30, 2017, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

3

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2017. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

In February 2016, the FASB issued accounting standard update (“ASU”) No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). This ASU requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”, (“ASU 2016-09”). This guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

In March 2016, April 2016, and December 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", (“ASU 2016-08”), ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing", (“ASU 2016-10”), and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", (“ASU 2016-20”) respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectability, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Based on current estimates, we do not expect these provisions of the ASUs to have a material impact on our financial statements. The Company is continuing to evaluate which transition approach it will utilize and the impact these standards will have on the Company's Financial Statements upon adoption.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

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

4

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Inspired Builders, Inc.

We have audited the accompanying balance sheets of Inspired Builders, Inc. (the “Company”) as of September 30, 2017 and 2016, and the related statement of operations, statement of stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inspired Builders, Inc. as of September 30, 2017 and 2016 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 in the financial statements, the Company has a net loss of $67,281 an accumulated deficit of $1,306,951 and a working capital deficit of $63,813. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Liggett & Webb, P.A.

Liggett & Webb, P.A.

Certified Public Accountants

Boynton Beach, Florida

November 22, 2017

INSPIRED BUILDERS, INC.

BALANCE SHEETS

	For the Years Ended September 30,
	2017	2016
ASSETS

Real estate	$-	$307,504

Total assets	$-	$307,504

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$61,313	$355,561
Accrued salary	-	270,000
Due to related party	-	2,453
Mortgage payable	-	750,000
Notes Payable - related party	2,500	577,453
Total current liabilities	63,813	1,955,467
Long Term Liabilities
Convertible note payable - related party	-	10,000
Total Long Term Liabilities	-	10,000
Total Liabilities	63,813	1,965,467
Commitments and Contingencies (See Note 8)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,125,000 and 11,125,000 shares issued and outstanding, respectively	11,125	11,125
Additional paid in capital	1,232,013	(429,418)
Accumulated deficit	(1,306,951)	(1,239,670)
Total Stockholders’ deficit	(63,813)	(1,657,963)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$307,504

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2017	2016

OPERATING EXPENSES
General and administrative	$44,588	$139,520
Total operating expenses	44,588	139,520

LOSS BEFORE PROVISION FOR INCOME TAXES	(44,588)	(139,520)

Other expenses
Interest expense	22,693	74,298

Net Loss before provision for income taxes	(67,281)	(213,818)

Provision for income taxes	-	-

NET LOSS	$(67,281)	$(213,818)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	11,125,000	11,125,000

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,281)	$(213,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued interest	66,911	90,371
Increase in accrued salary	-	120,000
Net Cash Used In Operating Activities	(370)	(3,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of Capital	370	3,203
Net Cash Provided By Financing Activities	370	3,203

NET INCREASE (DECREASE) IN CASH	-	(244)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	244

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Adjustments to APIC from forgiven interest for related party loans	$191,365	$-
Adjustments to APIC from forgiven accrued salary	$300,000	$-
Adjustments to APIC from forgiven related party notes	$584,953	$-
Adjustments to APIC from forgiveness of mortgage payable, real estate taxes, and sale of property	$584,743	$-

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2015	-	$-	11,125,000	$11,125	$(432,621)	$(1,025,851)	$(1,447,347)

Capital Contribution					3,203		3,203

Net Loss for the year ended September 30, 2016	-	-	-	-	-	(213,819)	(213,819)

Balance, September 30, 2016	-	-	11,125,000	11,125	(429,418)	(1,239,670)	(1,657,963)

Forgiveness of related party loans and notes					776,318		776,318

Forgiveness of Accrued Salary					300,000		300,000

Forgiveness of mortgage payable, real estate taxes, and sale of property					584,743		584,743

Capital Contribution					370		370

Net Loss for the year ended September 30, 2017	-	-	-	-	-	(67,281)	(67,281)
Balance, September 30, 2017	-	$-	11,125,000	$11,125	$1,232,013	$(1,306,951)	$(63,813)

See accompanying notes to financial statements.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2017 and 2016

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at September 30, 2017 and September 30, 2016.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended September 30, 2017 and September 30, 2016, respectively.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2017 and 2016

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2011 to 2017 are subject to IRS audit.

As a result of the change in ownership during 2017, the Company’s NOL’s are subject to a Section 382 limitation.  As of September 30, 2017, the Company has not determined the amount of any such limitation.

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

As of September 30, 2017 and 2016

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $67,281, an accumulated deficit of $1,306,951 and used net cash in operations of $370 for the year ended September 30, 2017. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. REAL ESTATE

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. The note is secured by a lien on the real estate. In accordance with ASC 845-10-S99, transfers of nonmonetary assets for stock or other consideration of the registrant are recorded at the predecessor cost. Accordingly, the Company recorded the value of the real estate acquired at the historical basis of $307,504. The Company became aware that there is a real estate tax lien for unpaid taxes at September 30, 2017 and September 30, 2016 of $0 and $23,714, respectively. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal and interest of $750,000 and $91,480 respectively, and the real estate taxes payable of $50,767.

NOTE 5. EMPLOYMENT AGREEMENT

On September 1, 2013 the Company entered into a three-year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. As of September 30, 2017 and September 30, 2016 Company recorded $30,000 and $270,000, respectively of accrued salary. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the employment contract was terminated and $300,000 in accrued salary was forgiven. The accrued salary was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2017 and 2016

NOTE 6. MORTGAGE PAYABLE – RELATED PARTY

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2017 and September 30, 2016 the Company has accrued interest of $0 and $73,603, respectively, due on the mortgage. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal, real estate taxes, and interest of $750,000, $50,767, and $91,480 respectively.

NOTE 7. CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $3,222, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

NOTE 8. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012 the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. The total outstanding principal at September 30, 2017 and September 30, 2016 amounted to $2,500 and $345,019, respectively. Accrued interest at September 30, 2017 and September 30, 2016, amounted to $473 and $145,401, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $3,603. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2017 and 2016

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $6,461. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 an $6,855 respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $342. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 a related party loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $326. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at September 30, 2017 and September 30, 2016 was $0 and $10,147, respectively. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the Note, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of June 30, 2015 amounted to $2,214. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $8,860. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

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

NOTE 10. STOCKHOLDERS’ EQUITY

During the year ended September 30, 2017, a related party paid expenses on behalf of the Company of $370.

NOTE 11. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2017 and 2016

NOTE 12. INCOME TAXES

Provision for income taxes is comprised of the following:

	September 30, 2017	September 30, 2016

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state income tax	5.83%	5.83%
Less valuation allowance	(39.83%)	(39.83%)
Effective rate	0%	0%

Deferred income taxes are comprised of the following:
Deferred Tax Asset	$-	$148,538
Tax loss carryforwards	319,972	344,821
Less valuation allowance	(319,972)	(493,359)
Deferred tax benefit	$0	$0

As of September 30, 2017 and 2016, the Company net operating loss carryforward of approximately $696,000 and $$732,600, respectively.

The increase (decrease) in the valuation allowance for the years ended September 30, 2017 and 2016 was an increase (decrease) of ($173,000) and $84,320 respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

On January 13, 2012 the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. The total outstanding principal at September 30, 2017 and September 30, 2016 amounted to $2,500 and $345,019, respectively. Accrued interest at September 30, 2017 and September 30, 2016, amounted to $473 and $145,401, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2017 and 2016

On June 24, 2013, the Company entered into an agreement with a related party to purchase a parcel of undeveloped land in Duval County, Florida. The purchase price for the Duval property was $1,350,000, payable by the Company’s delivery of a $750,000 mortgage at 3%, which was due on June 24, 2014 and has been extended to June 24, 2015. As of today the note is currently past due. The $600,000 balance of the purchase price was paid by approving the issuance to the seller of 100,000 shares of the Company’s common stock. The $0.001 par value per share was valued by the parties at $6.00 per share, based on the closing price of the stock on the date of the closing. As of September 30, 2017 and September 30, 2016 the Company has accrued interest of $0 and $73,603, respectively, due on the mortgage. On July 17, 2017, the Company assigned all interests in the property to a related party in exchange for an assumption of the mortgage principal, real estate taxes, and interest of $750,000, $50,767, and $91,480 respectively.

On November 13, 2013, a related party entered into an unsecured note payable for $25,000 with an interest rate of 5% due November 13, 2014, the maturity date on the loan was further extended to November 11, 2015. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $3,603. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,000 in principal and $3,760 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 13, 2014 and January 20, 2014, a related party entered into two unsecured note payables for a total of $25,632 with an interest rate of 5% due January 20, 2015, the loans maturity dates were further extended to January 13, 2016 and January 20, 2016, respectively. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $6,461. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $25,632 in principal and $6,763 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On January 24, 2014, a related party loaned the Company $10,000, which is evidenced by a secured note payable with an interest rate of 12% and a maturity of January 24, 2015. These funds were used to pay 1 months’ salary to our Chief Executive Officer. If the loan in not repaid by January 24, 2015 it is convertible at the option of the holder into common stock at a share price of $.48 per share. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $3,222, respectively. Subsequently, the related party agreed to extend the promissory note maturity date to January 24, 2017. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $10,000 in principal and $3,373 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On June 19, 2014 the Company’s CEO entered into an unsecured note payable of $30,000 with an interest rate of 10% due on June 19, 2015, the loans maturity was further ended to June 16, 2016. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $6,855 respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $30,000 in principal and $7,233 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 the Company’s CEO loaned the Company $3,482, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $342. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,482 in principal and $364 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

On October 14, 2014 a related party loaned the Company $3,320, which is evidenced by an unsecured note payable with an interest rate of 5% and a maturity of October 13, 2015. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $326. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $3,320 in principal and $347 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2017 and 2016

On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2015. Accrued interest at September 30, 2017 and September 30, 2016 was $0 and $10,147, respectively. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the Note, comprising of $90,000 of principal and $10,714 of interest was forgiven. The transaction was accounted for as contributed capital.

On February 20, 2015, a related party entered into an unsecured note payable for $55,000 with an interest rate of 10% due February 20, 2016. Accrued interest as of June 30, 2015 amounted to $2,214. Accrued interest at September 30, 2017 and September 30, 2016 amounted to $0 and $8,860. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $55,000 in principal and $9,553 in accrued interest was forgiven. The transaction was accounted for as contributed capital.

During the year ended September 30, 2017, a related party paid expenses on behalf of the Company of $370.

NOTE 14. SUBSEQUENT EVENTS

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of September 30, 2017 the Company determined that the following items constituted a material weakness:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of officers and director as of September 30, 2017. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

As of Septebmer 30, 2016

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

On August 15, 2017, pursuant to a change in control transaction, Matthew Nordgren resigned as sole officer and director and Scott Silverman was appoints as the Company’s sole executive officers and directors. Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

As of November 16, 2017

Name	Age	Position
Scott Silverman	48	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chairman

Scott Silverman (age 48)

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for fiscal year 2017 and fiscal year 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Matthew Nordgren, Chief Executive	2017	$30,000	0	0	0	0	0	$0	$30,000	(1)
Officer	2016	$120,000	0	0	0	0	0	$0	$120,000	(1)

(1)	Mr. Nordgren’s compensation for the years ended September 30, 2017 and September 30, 2016 amounted to $30,000 and $120,000, which has all been accrued and not paid. This amount was subsequently waived as set forth below.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

On September 1, 2013 the Company entered into a three-year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2016. As of September 30, 2017 and September 30, 2016 Company recorded $30,000 and $270.000, respectively of accrued salary. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the employment contract was terminated and $300,000 in accrued salary was forgiven. The accrued salary was accounted for as contributed capital.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 22, 2017, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (2)
JJL Capital Management, LLC (1)	5,643,979	50.73%
All Executive Officers and Directors as a group (1 person)	5,643,979	50.73%

(1)	JJL Capital Management, LLC is a company beneficially owned and controlled by Scott J. Silverman, our sole officer and director.
(2)	Based on 11,125,000 shares of common stock outstanding as of November 22, 2017.

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

Matthew Nordgren was not considered independent at September 30, 2017 because he is an executive officer of the Company and Scott Silverman is not considered independent because he is an executive officer at this time.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended September 30, 2017 and 2016, we have incurred $10,306 and $10,306 respectively, for professional services rendered for the audit and reviews of our financial statements.

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

INSPIRED BUILDERS, INC.

Date: November 22, 2017	By:	/s/ Scott J. Silverman
Scott J. Silverman Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott J. Silverman	Chief Executive Officer and Chief Financial Officer	November 22, 2017
Scott J. Silverman	(Principal Executive Officer and Principal Financial Officer) and Sole Director

