Form 10-Q
period 2017-12-31
Inspired Builders, Inc.
filed 2018-01-26
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-171636

Inspired Builders, Inc.

(Exact name of registrant as specified in its Charter)

Nevada	98-0407797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 SW 74th Ct Suite 2201-A44 Miami, FL 33156	33156
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 101,125,525 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of January 26, 2018.

Inspired Builders, Inc.

Quarterly Report on Form 10-Q

December 31, 2017

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

The following unaudited interim financial statements of Inspired Builders, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

INSPIRED BUILDER, INC

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(Unaudited)
ASSETS

Asset	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$68,727	$61,313
Loan payable - related party	15,125	-
Notes Payable – related party	2,500	2,500
Total current liabilities	86,352	63,813

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized, 101,125,000 and 11,125,000 shares issued and outstanding, respectively	101,125	11,125
Additional paid in capital	1,232,013	1,232,013
Accumulated deficit	(1,419,490)	(1,306,951)
Total Stockholders’ deficit	(86,352)	(63,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2017	2016

OPERATING EXPENSES
General and administrative	$112,507	$34,084
Total operating expenses	112,507	34,084

LOSS FROM OPERATIONS	(112,507)	(34,084)

Other expenses
Interest expense	32	11,505

Net Loss before provision for income taxes	(112,539)	(45,589)

Provision for income taxes	-	-

NET LOSS	$(112,539)	$(45,589)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	23,842,391	11,125,000

See accompanying notes to financial statements

INSPIRED BUILDERS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,539)	$(45,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	90,000	-
Changes in operating assets and liabilities:
Increase / (Decrease) in accounts payable and accrued interest	7,414	45,589
Net Cash Provided By Operating Activities	(15,125)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related party	15,125	-
Net Cash Provided By Financing Activities	15,125	-

NET DECREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Adjustments to APIC from forgiven interest for related party loans	$-	$220,732
Adjustments to APIC from forgiven accrued salary	$-	$270,000
Adjustments to APIC from forgiven related party notes	$-	$587,406

See accompanying notes to financial statements

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2017

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2017, filed with the SEC on November 11, 2017. The interim results for the period ended December 31, 2017 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at December 31, 2017 and 2016, respectively.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended December 31, 2017 and September 30, 2017, respectively.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Income Taxes

The Company accounts for income taxes in accordance with generally accepted accounting principles, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2017, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2010 to 2016 are subject to IRS audit.

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

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $112,539 and a working capital deficit of $86,352 as of December 31, 2017. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. LOAN PAYABLE – RELATED PARTY

On October 17, 2017, our CEO loaned the Company $14,300. The loan is interest free and is payable on demand.

On October 20, 2017, our CEO loaned the Company $825. The loan is interest free and is payable on demand.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

NOTE 5. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at December 31, 2017 and September 30, 2017 amounted to $2,500 and $2,500, respectively. Accrued interest at December 31, 2017 and September 30, 2017, amounted to $505 and $473, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SHAREHOLDERS’ EQUITY

On December 18, 2017, the Company increased its authorized common shares from 50,000,000 shares to 250,000,000.

On December 18, 2017, the Company issued 90,000,000 common shares with a fair value of $90,000 to JJL Capital Management, LLC, a company beneficially owned and controlled by our CEO for services rendered to the Company by our CEO.

NOTE 8. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 9. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at December 31, 2017 and September 30, 2017 amounted to $2,500 and $2,500, respectively. Accrued interest at December 31, 2017 and September 30, 2017, amounted to $505 and $473, respectively.

On October 17, 2017, our CEO loaned the Company $14,300. The loan is interest free and is payable on demand.

On October 20, 2017, our CEO loaned the Company $825. The loan is interest free and is payable on demand.

On December 18, 2017, the Company issued 90,000,000 common shares with a fair value of $90,000 to JJL Capital Management, LLC, a company beneficially owned and controlled by our CEO for services rendered to the Company by our CEO.

NOTE 10. SUBSEQUENT EVENT

On January 8, 2018, our CEO entered into an unsecured note payable for $3,000 with an interest rate of 0% due upon demand by the holder.

On January 12, 2018, the Company entered into a settlement and release agreement with Anslow & Jaclin, LLP and Richard Anslow to settle an outstanding legal invoice for a total of $8,000 to be paid when the Company completes a change in control.

On January 25, 2018, our CEO entered into an unsecured note payable for $109, with an interest rate of 0% due upon demand by the holder.

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

Results of Operation

For the three months ended December 31, 2017 and 2016

For the three months ended December 31, 2017, we generated no revenue as compared to no revenue for the same period ended December 31, 2016.

Expenses for the three months ended December 31, 2017 totaled $112,539 resulting in a net loss of $112,539. Expenses for the three months ended December 31, 2017 consisted of $112,507 in general and administrative expenses and $32 in interest expense. In comparison, net loss for the same period ended December 31, 2016 totaled $45,589 comprising of general and administrative expenses of $34,084 and $11,505 in interest expense. The increase in the expenses for the three months ended December 31, 2017 is mostly attributable to the issuance of 90,000,000 of common stock to our sole officer and director as compensation for services rendered of $90,000.

Liquidity and Capital Resources

As of December 31, 2017 and to date, we did not maintain a cash balance and must rely on an affiliate to fund business operations. We are actively pursuing merger opportunities as described herein.

Subsequent Events

On January 8, 2018, the Company and our principal shareholder entered into a non-binding letter intent for the principal shareholder to sell their shares. A deposit of $30,000 has been placed into escrow subject to the completion of due diligence. The parties are currently negotiating a definitive agreement and there is no assurance that this transaction will close.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2017, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 18, 2017, the Company issued 90,000,000 common shares to JJL Capital Management, LLC, a company beneficially owned by Scott Silverman, the sole officer and director of the Company, for services rendered to the Company by Scott Silverman in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended..

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended December 31, 2017.

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

Date: January 26, 2018	INSPIRED BUILDERS, INC.

/s/ Scott Silverman
Scott Silverman
President, Chief Executive Officer and Chief Financial Officer

