Form 10-Q
period 2018-03-31
Inspired Builders, Inc.
filed 2018-05-08
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-171636

Inspired Builders, Inc.

(Exact name of registrant as specified in its Charter)

Nevada	27-1989147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Lytton Avenue, 2nd Floor Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

917-575-8927

(Registrant’s telephone number, including area code)

c/o Nevada Registered Agents LLC

401 Ryland St, Suite 200-A

Reno, NV 89502

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 101,125,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of May 8, 2018.

Inspired Builders, Inc.

 Quarterly Report on Form 10-Q

March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(Unaudited)
ASSETS

Security Deposit	$167	$-

Total assets	$167	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,730	$61,313
Notes payable - related party	5,615	2,500
Total current liabilities	9,345	63,813
Total Liabilities	9,345	63,813

Commitments and Contingencies (See Note 6)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized, 101,125,000 and 11,125,000 shares issued and outstanding, respectively	101,125	11,125
Additional paid in capital	1,311,335	1,232,013
Accumulated deficit	(1,421,638)	(1,306,951)
Total Stockholders’ deficit	(9,178)	(63,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$167	$-

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	$2,117	$4,084	$114,624	$38,168
Total operating expenses	2,117	4,084	114,624	38,168

LOSS FROM OPERATIONS	(2,117)	(4,084)	(114,624)	(38,168)

Other expenses
Interest expense	31	5,579	63	17,084

Net Loss before provision for income taxes	(2,148)	(9,663)	(114,687)	(55,252)

Provision for income taxes	-	-	-	-

NET LOSS	$(2,148)	$(9,663)	$(114,687)	$(55,252)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	101,125,000	11,125,000	62,335,083	11,125,000

INSPIRED BUILDERS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,687)	$(55,252)
Stock issued for services	90,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Security Deposits	(167)
Increase / (Decrease) in accounts payable and accrued interest	(57,583)	55,252
Net Cash Used In Operating Activities	(82,437)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from Related Party	25,233	-
Contribution of capital	57,204	-
Net Cash Provided By Financing Activities	82,437	-

NET DECREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Adjustments to APIC from forgiven interest for related party loans	$-	$220,732
Adjustments to APIC from forgiven accrued salary	$-	$270,000
Adjustments to APIC from forgiven related party notes	$22,118	$587,406

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017 the Company was directing it’s focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. On February 15, 2018, Inspired Builders (the “Company”), the majority shareholders of the Company (the “Sellers”) and Santa Alba, LLC (the “Purchaser”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 95,643,929 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 94.58% of the issued and outstanding shares of the Company, for an aggregate purchase price of $300,000 (the “Purchase Price”). On February 15, 2018, the closing of the transaction occurred (“Closing Date”). Also, in connection therewith, Scott Silverman, the Company’s sole officer and Director, resigned from his positions and named Kai Zhao as sole director and to the positions of CEO, CFO, Chief Accounting Officer and Secretary.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2017, filed with the SEC on November 22, 2017. The interim results for the period ended March 31, 2018 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at March 31, 2018 and September 30, 2017.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 20,833 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended March 31, 2018 and March 31, 2017, respectively.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2018

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2010 to 2017 are subject to IRS audit.

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

Recent accounting pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2018-05 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $114,687 and a working capital deficit of $9,345 as of March 31, 2018. In addition, the Company has not had construction revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 4. LOAN PAYABLE – RELATED PARTY

On October 17, 2017, our CEO loaned the Company $14,300. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On October 20, 2017, our CEO loaned the Company $825. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 7, 2018, our CEO loaned the Company $3,000. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 25, 2018 our CEO loaned the Company $1,562. The loan is interest free and is payable on demand. On April 6, 2018, the loan was repaid.

On January 26, 2018, our CEO loaned the Company $109. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 13, 2018, our CEO loaned the Company $3,884. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 22, 2018, our CEO loaned the Company $342. The loan is interest free and is payable on demand. On April 6, 2018, the loan was repaid.

On February 28, 2018, our CEO loaned the Company $346. The loan is interest free and is payable on demand.

On February 28, 2018, our CEO loaned the Company $865. The loan is interest free and is payable on demand. On April 6, 2018, the loan was repaid.

NOTE 5. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at March 31, 2018 and September 30, 2017 amounted to $2,500 and $2,500, respectively. Accrued interest at March 31, 2018 and September 30, 2017, amounted to $535 and $473, respectively.

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

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

On October 17, 2017, our CEO loaned the Company $14,300. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On October 20, 2017, our CEO loaned the Company $825. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 7, 2018, our CEO entered into an unsecured note payable for $3,000 with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 26, 2018, our CEO entered into an unsecured note payable for $109, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 13, 2018, our CEO entered into an unsecured note payable for $3,884, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 15, 2018, our CEO contributed $57,034 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

On March 19, 2018, our former CEO contributed $170 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

NOTE 8. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 9. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at March 31, 2018 and September 30, 2017 amounted to $2,500 and $2,500, respectively. Accrued interest at March 31, 2018 and September 30, 2017, amounted to $535 and $473, respectively.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On October 17, 2017, our CEO loaned the Company $14,300. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On October 20, 2017, our CEO loaned the Company $825. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On December 18, 2017, the Company issued 90,000,000 common shares with a fair value of $90,000 to JJL Capital Management, LLC, a company beneficially owned and controlled by our CEO for services rendered to the Company by our CEO.

On January 8, 2018, our CEO entered into an unsecured note payable for $3,000 with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 25, 2018 our CEO loaned the Company $1,562. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

On January 26, 2018, our CEO entered into an unsecured note payable for $109, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 13, 2018, our CEO entered into an unsecured note payable for $3,884, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 15, 2018, our CEO contributed $57,034 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

On February 22, our CEO loaned $342 to the Company, with an interest rate of 0% and due on demand. The loan was repaid on April 6, 2018.

On February 28, 2018, our CEO loaned the Company $346. The loan is interest free and is payable on demand.

On February 28, 2018, our CEO loaned the Company $865. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

On March 19, 2018, our former CEO contributed $170 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

NOTE 10. SUBSEQUENT EVENT

On January 25, 2018 our CEO loaned the Company $1,562. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

On February 22, 2018 our CEO loaned $342 to the Company, with an interest rate of 0% and due on demand. The loan was repaid on April 6, 2018.

On February 28, 2018, our CEO loaned $865 to the Company, with an interest rate of 0% and due on demand. The loan was repaid on April 6, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. The following discussion contains forward-looking statements relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

Inspired Builders, Inc. (“we” or the “Company”) was incorporated in the State of Nevada in February 2010. The Company was initially located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction, we relocated to Santa Monica, California. Until the change of control transaction, we focused on repairing and providing home improvements for the homeowners. Until August 15, 2017, the Company was focused on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to another change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company.

On February 15, 2018, the Company, the majority shareholder of the Company (the “Seller”) and certain buyer (the “Purchaser”) entered into a stock purchase agreement, whereby the Purchaser purchased from the Seller, 95,643,929 shares of common stock, par value $0.001 per share, of the Company, representing approximately 94.58% of the issued and outstanding shares of the Company, for an aggregate purchase price of $300,000.

In connection with the change in control, the Company plans to implement its business plan by acquiring a business in the technology and intellectual property industry. There is no assurance at this point, however, that such plan will be executed.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended March 31, 2018 and 2017.

Our operating results for the three and six months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
General and Administrative	$2,117	$4,084	$114,624	$38,168
Loss from Operations	$(2,117)	$(4,084)	$(114,624)	$(38,168)
Other Expense	$31	$5,579	$63	$17,084
Net Loss	$(2,148)	$(9,663)	$(114,687)	$(55,252)

For the three months ended March 31, 2018 and 2017

For the three months ended March 31, 2018, we generated no revenue as compared to no revenue for the same period ended March 31, 2017.

Expenses for the three months ended March 31, 2018 totaled $2,148 resulting in a net loss of $2,148. Expenses for the three months ended March 31, 2018 consisted of $2,117 in general and administrative expenses and $31 in interest expense. In comparison, expenses for the same period ended March 31, 2017 totaled $9,663 resulting in a net loss of $9,663. Expenses for the period ended March 31, 2016 consisted of $4,084 in general and administrative expenses and $5,579 in interest expense. The decrease in the expenses for the three months ended March 31, 2018 is due to the forgiveness of related party notes and elimination of accompanying interest.

For the six months ended March 31, 2018 and 2017

For the six months ended March 31, 2018, we generated no revenue as compared to no revenue for the same period ended March 31, 2017.

Expenses for the six months ended March 31, 2018 totaled $114,687 resulting in a net loss of $114,687. Expenses for the six months ended March 31, 2018 consisted of $114,624 in general and administrative expenses and $63 in interest expense. In comparison, expenses for the same period ended March 31, 2017 totaled $55,252 resulting in a net loss of $55,252. Expenses for the period ended March 31, 2017 consisted of $38,168 in general and administrative expenses and $17,084 in interest expense. The increase in general and administrative expenses for the six months ended March 31, 2018 is due to the issuance of common stock for services to our previous CEO. The decrease in interest expense is the result of the forgiveness of related party notes and elimination of accompanying interest.

Liquidity and Capital Resources

For the six months ended March 31, 2018, the net cash used in operating activities was $82,437 compared with $0 used by operating activities for the six months ended March 31, 2017. The change is related to the settlement of outstanding liabilities. For the six months ended March 31, 2018 and March 31, 2017, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $82,437 for the six months ended March 31, 2018 compared with $0 for the six months ended March 31, 2017. As of March 31, 2018, we did not maintain a cash balance and had to rely on an affiliate to fund business operations. We are actively pursuing merger opportunities as described herein.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2018 and March 31, 2017:

	For the Six Months ended March 31, 2018	For the Six Months ended March 31, 2017
Net Cash Provided by (Used in) Operating Activities	$(82,437)	$-
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$82,437	$-
Net Increase (Decrease) in Cash for the Period	$-	$-

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Accounting Basis

Our financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Our company’s fiscal year end is September 30.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

Our company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing our company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing our company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive shares outstanding for all periods presented.

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of March 31, 2018 or September 30, 2017, respectively.

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

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over our company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Our company has these relationships.

Recent Accounting Pronouncements

Our company has reviewed the Accounting Standards Updates through ASU No. 2018-05 and these updates have no current applicability to our company or their effect on the financial statements would not have been significant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2018.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: May 8, 2018	By:	/s/ Kai Ming Zhao
Kai Ming Zhao
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)