Form 10-Q
period 2018-06-30
Inspired Builders, Inc.
filed 2018-07-16
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 1,011,254 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of July 16, 2018.

Inspired Builders, Inc.

 Quarterly Report on Form 10-Q

June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC

CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(Unaudited)
ASSETS
ASSETS

Cash and Equivalents	$9,394	$-
Security Deposits	167	-
Total assets	$9,561	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$3,841	$61,313
Notes payable - related party	2,500	2,500
Total current liabilities	6,341	63,813
Total Liabilities	6,341	63,813

Stockholders’ equity / (deficit):
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized, 1,011,254 and 111,254 shares issued and outstanding, respectively	1,011	111
Additional paid in capital	1,438,949	1,243,028
Accumulated equity / (deficit)	(1,436,740)	(1,306,952)
Total Stockholders’ equity / (deficit)	3,220	(63,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$9,561	$-

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative	$15,070	$4,454	129,694	$42,622
Total operating expenses	15,070	4,454	129,694	42,622

LOSS FROM OPERATIONS	(15,070)	(4,454)	(129,694)	(42,622)

Other expenses
Interest expense	32	5,609	94	22,693

Net Loss before provision for income taxes	(15,102)	(10,063)	(129,788)	(65,315)

Provision for income taxes	-	-	-	-

NET LOSS	$(15,102)	$(10,063)	(129,788)	$(65,315)

Net loss per share - basic and diluted	$(0.01)	$(0.09)	(0.17)	$(0.59)

Weighted average number of shares outstanding during the period - basic and diluted	1,011,254	111,254	753,166	111,254

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,788)	$(65,315)
Stock issued for services	90,000	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:	-	-
Security Deposits	(167)	-
Increase / (Decrease) in accounts payable and accrued interest	(57,472)	65,015
Net Cash Used In Operating Activities	(97,427)	(300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of capital	84,703	300
Loans from Related Party, Net	22,118	-
	106,821	300

NET INCREASE IN CASH	9,394	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,394	$-

Supplemental disclosure of non cash investing & financing activities:
Adjustments to APIC from forgiven interest for related party loans	$-	$220,732
Adjustments to APIC from forgiven accrued salary	$-	$270,000
Adjustments to APIC from forgiven related party notes	$22,118	$587,406

See accompanying notes to financial statements.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017 the Company was directing it’s focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. On February 15, 2018, .Inspired Builders (the “Company”), the majority shareholders of the Company (the “Sellers”) and Santa Alba, LLC (the “Purchaser”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 956,440 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 94.58% of the issued and outstanding shares of the Company, for an aggregate purchase price of $300,000 (the “Purchase Price”). On February 15, 2018, the closing of the transaction occurred (“Closing Date”). Also, in connection therewith, Scott Silverman, the Company’s sole officer and Director, resigned from his positions and named Kai Zhao as sole director and to the positions of CEO, CFO, Chief Accounting Officer and Secretary.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2017, filed with the SEC on November 22, 2017. The interim results for the period ended June 30, 2018 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at June 30, 2018 and September 30, 2017.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has 0 and 0 shares issuable upon conversion of convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is anti-dilutive for the periods ended June 30, 2018 and September 30, 2017, respectively.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reverse Stock Split

On May 15, 2018, the Company’s board of directors approved a reverse stock split whereby each one hundred (100) shares of our Common Stock was converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of a fractional share. The effective date of the reverse stock split was July 9, 2018 The Company has 1,011,254 issued and outstanding shares of common stock, which represents a decrease of 100,113,746 shares over its prior total of 101,125,000 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2018, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from fiscal years 2010 to 2017 are subject to IRS audit.

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

Recent accounting pronouncements

The Company has reviewed the Accounting Standards Updates through ASU No. 2018-08 and these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $129,788 and working capital of $3,220 as of June 30, 2018. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. LOAN PAYABLE – RELATED PARTY

On October 17, 2017, our former CEO loaned the Company $14,300. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On October 20, 2017, our former CEO loaned the Company $825. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 7, 2018, our former CEO loaned the Company $3,000. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 25, 2018 our former CEO loaned the Company $1,562. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

On January 26, 2018, our former CEO loaned the Company $109. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 13, 2018, our former CEO loaned the Company $3,884. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 22, 2018, our CEO loaned the Company $342. The loan is interest free and is payable on demand. On April 6, 2018, the loan was repaid.

On February 28, 2018, our CEO loaned the Company $346. The loan is interest free and is payable on demand. On April 19, 2018, the loan was repaid.

On February 28, 2018, our CEO loaned the Company $865. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

On April 1, 2018, our CEO loaned the Company $167. The loan is interest free and is payable on demand. On April 19, 2018, the loan was repaid.

On April 19, 2018, our CEO loaned the Company $167. The loan is interest free and is payable on demand. On April 19, 2018, the loan was repaid.

NOTE 5. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 5. NOTES PAYABLE – RELATED PARTIES - Continued

Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at June 30, 2018 and September 30, 2017 amounted to $2,500 and $2,500, respectively. Accrued interest at June 30, 2018 and September 30, 2017, amounted to $567 and $473, respectively.

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

NOTE 7. SHAREHOLDERS’ EQUITY

On October 17, 2017, our former CEO loaned the Company $14,300. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On October 20, 2017, our former CEO loaned the Company $825. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 7, 2018, our former CEO entered into an unsecured note payable for $3,000 with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 26, 2018, our former CEO entered into an unsecured note payable for $109, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 13, 2018, our former CEO entered into an unsecured note payable for $3,884, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 15, 2018, our former CEO contributed $57,033 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

On March 19, 2018, our former CEO contributed $170 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY – Continued

On April 9, 2018, a company controlled by our CEO contributed $25,000 to the Company to fund operations. The transaction was accounted for as contributed capital.

On May 15, 2018 the Board of Directors approved and affected a reverse stock split of our issued and outstanding common stock on a one hundred (100) old for one (1) new basis. No cash was paid or distributed as a result of the reverse stock split and no fractional shares were issued. All fractional shares, which would otherwise be required to be issued as a result of the stock split, were rounded up to the nearest whole share. There was no change in the par value of our common stock. The split is reflected retrospectively in the accompanying financial statements.

On May 21, 2018, our former CEO contributed $2,500 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

There are 250,000,000 common shares at $0.001 par value authorized with 1,011,254 shares issued and outstanding at June 30, 2018.

NOTE 8. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 9. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at June 30, 2018 and September 30, 2017 amounted to $2,500 and $2,500, respectively. Accrued interest at June 30, 2018 and September 30, 2017, amounted to $567 and $473, respectively.

On October 17, 2017, our former CEO loaned the Company $14,300. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On October 20, 2017, our former CEO loaned the Company $825. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS – Continued

On December 18, 2017, the Company issued 900,000 common shares with a fair value of $90,000 to JJL Capital Management, LLC, a company beneficially owned and controlled by our former CEO for services rendered to the Company by our CEO.

On January 8, 2018, our former CEO entered into an unsecured note payable for $3,000 with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 25, 2018, our former CEO entered into an unsecured note payable for $109, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On January 25, 2018 our former CEO loaned the Company $1,562. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

On February 13, 2018, our former CEO entered into an unsecured note payable for $3,884, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 15, 2018, our former CEO contributed $57,033 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

On February 22, our CEO loaned $342 to the Company, with an interest rate of 0% and due on demand. The loan was repaid on April 6, 2018.

On February 28, 2018, our CEO loaned the Company $346. The loan is interest free and is payable on demand. The loan was repaid on April 19, 2018.

On February 28, 2018, our CEO loaned the Company $865. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

On March 19, 2018, our former CEO contributed $170 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

On April 9, 2018, a company controlled by our CEO contributed $25,000 to the Company to fund operations. The transaction was accounted for as contributed capital.

On May 21, 2018, our former CEO contributed $2,500 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

On April 1, 2018, our CEO loaned the Company $167. The loan is interest free and is payable on demand. On April 19, 2018, the loan was repaid.

On April 19, 2018, our CEO loaned the Company $167. The loan is interest free and is payable on demand. On April 19, 2018, the loan was repaid.

NOTE 10. SUBSEQUENT EVENT

On May 15, 2018, the Company’s board of directors approved a reverse stock split whereby each one hundred (100) shares of our Common Stock was converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of a fractional share. The effective date of the reverse stock split was July 10, 2018. The Company has 1,011,254 issued and outstanding shares of common stock, which represents decrease of 100,113,746 shares over its prior total of 101,125,000 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

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

On February 15, 2018, the Company, the majority shareholder of the Company (the “Seller”) and certain buyer (the “Purchaser”) entered into a stock purchase agreement, whereby the Purchaser purchased from the Seller, 956,439 shares of common stock, par value $0.001 per share, of the Company, representing approximately 94.58% of the issued and outstanding shares of the Company, for an aggregate purchase price of $300,000.

In connection with the change in control, the Company plans to implement its business plan by acquiring a business in the technology and intellectual property industry. There is no assurance at this point, however, that such plan will be executed.

On May 15, 2018, our company’s board of directors, and a majority of our stockholders approved by resolution, a reverse stock split of our authorized and issued and outstanding shares of common stock on a one hundred (100) old for one (1) new basis. Articles of Amendment to the Articles of Incorporation for the reverse stock split were filed and became effective with the Nevada Secretary of State on July 3, 2018. Consequently, our issued and outstanding shares of common stock decreased from 101,125,000 to 1,011,254 shares of common stock, all with a par value of $0.001. The reverse split became effective with the OTC Markets at the opening of trading on July 10, 2018. Our CUSIP number is 45780A 207.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended June 30, 2018 and 2017.

Our operating results for the three and nine months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
General and Administrative	$15,070	$4,454	$129,694	$42,622
Loss from Operations	$(15,070)	$(4,454)	$(129,694)	$(42,622)
Other Expense	$32	$5,609	$94	$22,693
Net Loss	$(15,102)	$(10,063)	$(129,788)	$(65,315)

For the three months ended June 30, 2018 and 2017

For the three months ended June 30, 2018, we generated no revenue as compared to no revenue for the same period ended June 30, 2017.

Expenses for the three months ended June 30, 2018 totaled $15,102 resulting in a net loss of $15,102. Expenses for the three months ended June 30, 2018 consisted of $15,070 in general and administrative expenses and $32 in interest expense. In comparison, expenses for the same period ended June 30, 2017 totaled $10,063 resulting in a net loss of $10,063. Expenses for the period ended June 30, 2017 consisted of $4,454 in general and administrative expenses and $5,609 in interest expense. The increase in the expenses for the three months ended June 30, 2018 is due to higher costs related to the hiring of certain consultants and increased professional and legal fees. The decrease in interest expense is the result of the forgiveness of related party notes and elimination of accompanying interest

For the nine months ended June 30, 2018 and 2017

For the nine months ended June 30, 2018, we generated no revenue as compared to no revenue for the same period ended June 30, 2017.

Expenses for the nine months ended June 30, 2018 totaled $129,788 resulting in a net loss of $129,788. Expenses for the nine months ended June 30, 2018 consisted of $129,694 in general and administrative expenses and $94 in interest expense. In comparison, expenses for the same period ended June 30, 2017 totaled $65,315 resulting in a net loss of $65,315. Expenses for the period ended June 30, 2017 consisted of $42,622 in general and administrative expenses and $22,693 in interest expense. The increase in general and administrative expenses for the nine months ended June 30, 2018 is primarily due to the issuance of common stock for services to our previous CEO. The decrease in interest expense is the result of the forgiveness of related party notes and elimination of accompanying interest.

Liquidity and Capital Resources

For the nine months ended June 30, 2018, the net cash used in operating activities was $97,427 compared with $300 used in operating activities for the nine months ended June 30, 2017. The change is related to the settlement of outstanding liabilities and to additional operating costs. For the nine months ended June 30, 2018 and June 30, 2017, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $106,821 for the nine months ended June 30, 2018 compared with $300 for the nine months ended June 30, 2017. As of June 30, 2018, had $9,394 in cash. We are actively pursuing merger opportunities as described herein.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2018 and June 30, 2017:

	For the Nine Months ended June 30, 2018	For the Nine Months ended June 30, 2017
Net Cash Provided by (Used in) Operating Activities	$(97,427)	$(300)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided by (Used in) Financing Activities	$106,821	$300
Net Increase (Decrease) in Cash for the Period	$9,394	$-

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of June 30, 2018 and September 30, 2017, respectively.

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

Recent Accounting Pronouncements

Our company has reviewed the Accounting Standards Updates through ASU No. 2018-08 and these updates have no current applicability to our company or their effect on the financial statements would not have been significant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2018.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended June 30, 2018.

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

INSPIRED BUILDERS, INC.

Date: July 16, 2018	By:	/s/ Kai Ming Zhao
Kai Ming Zhao
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)

