Form 10-K
period 2018-09-30
Inspired Builders, Inc.
filed 2018-12-07
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

(917) 575-8927

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of September 30, 2018, was approximately $0 since the Company has had no active trading market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 30, 2018: 1,011,254.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

i

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

Employees

As of November 27, 2018, other than our Chief Executive Officer, we have 0 employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is now located at 530 Lytton Avenue, 2nd Floor, Palo Alto, CA, 94301, and our telephone number is (917) 575-8927. We do not have a lease agreement for this property, but instead rent is on a month-to-month basis for $167.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Markets under the trading symbol “ISRB” on April 8, 2011. The OTC Markets is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. Since being listed on the OTC Market in April 2011, our common stock has only had limited trading volume. We currently trade on the OTC Pink. At such time as the Company is current in its SEC filing the Company will apply to list on OTC Pink Current or OTCQB. The following chart is a summary of the quarterly trading history over the 12 months ended September 30, 2018

	Year Ended September 30, 2018(1)
	High	Low
Quarter ended December 31, 2017	$15.00	$5.00
Quarter ended March 31, 2018	$15.00	$5.00
Quarter ended June 30, 2018	$15.00	$7.50
Quarter ended September 30, 2018	$4.22	$0.18

Recent Sales of Unregistered Securities

On December 18, 2017, the Company issued 900,000 shares of common stock to JJL Capital Management, LLC, a company beneficially owned and controlled by our former CEO for services rendered to the Company by our CEO. The shares were issued in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Company’s reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipients of the securities was an accredited investor.

Holders

As of November 27, 2018, we had approximately 19 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 30, 2018, no cash dividends have been declared since such time and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Plan of Operations

Inspired Builders, Inc., a Nevada Corporation, was previously located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction, we relocated to Santa Monica, California. Until the change of control transaction, we focused on repairing and providing home improvements for the homeowners. Until August 15, 2017 the Company was focused on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, following another change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. On February 22, 2018, following the most recent change in control transaction, we relocated to Palo Alto, CA.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We are a shell company which is moving forward with the business of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is traded on the OTC Markets. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Recent Development

Change of Control

On February 15, 2018, our company, the previous majority shareholder of our Company (JLL Capital Management, LLC) and our current majority shareholder (Santa Alba LLC) entered into a stock purchase agreement, whereby the Santa Alba purchased from JLL Capital Management 95,643,929 shares of common stock of the Company (the “Shares”), representing approximately 94.58% of the issued and outstanding shares of the Company, for an aggregate purchase price of $300,000.

Reverse Stock Split

On May 15, 2018, our board of directors and majority of shareholders approved a reverse stock split whereby each one hundred (100) shares of our common stock was converted automatically into one (1) share of common stock. To avoid the issuance of fractional shares of common stock, we issued an additional share to all holders of a fractional share. The effective date of the reverse stock split was July 9, 2018. Upon completion of the reverse stock split, we have 1,011,254 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

Comparison of the year ended September 30, 2018 and 2017

For the fiscal year ended September 30, 2018, we had revenues of $0, as compared to $0 in the same period in 2017. Operating expenses for the year ended September 30, 2018 totaled $148,433 and interest expense totaled $126, resulting in a net loss of $148,569, as compared to operating expenses of $44,588 and interest expense of $22,693 and a net loss of $67,281 for the year ended September 30, 2017. Expenses for the year ended September 30, 2018 consisted of $90,000 in officer compensation, as compared to $30,000 of accrued salary for the same period in 2017. The decrease in interest expense of $22,567 was due to the forgiveness of debt of $776,318 and $584,743 during 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

As of September 30, 2018, we have no revenue to fund our operating expenses and we had a cash balance of $3,647. As set forth in our business section we are currently pursuing merger opportunities and we will rely on our sole officer and director to fund business operations until we find a suitable acquisition candidate.

As reflected in the accompanying financial statements, the Company has a net loss of $148,569, an accumulated deficit of $1,455,520 and working capital deficit of $2,560 as of September 30, 2018. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the year ended September 30, 2018, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Such estimates and assumptions impact, among others, the following; estimates of the probability and potential magnitude of contingent liabilities the valuation allowance for deferred tax assets due to continuing operating losses, valuation of shares issued in connection with the purchase of real estate, the valuation of the real estate and the evaluation of any impairment on the real estate. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

We have no source of revenue as we are currently a shell company which is moving forward with the business of identifying and entering into a business combination with a privately held business or company . As such, we recognize no revenue.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2018. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

In February 2017 and July 2018, the FASB issued accounting standard update (“ASU”) No. 2017-02, “Leases (Topic 842)”, (“ASU 2017-02”) and ASU2018-10, “Leases (Topic 842)”, (“ASU 2018-10”), respectively. These ASU’s require that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our financial statements.

In March 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718)”, (“ASU 2017-09”). This guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

In March 2017, April 2017, and December 2017, the FASB issued ASU 2017-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, (“ASU 2017-08”), ASU 2017-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing”, (“ASU 2017-10”), and ASU 2017-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, (“ASU 2017-20”) respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2017, the FASB issued ASU 2017-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients”, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectability, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Based on current estimates, we do not expect these provisions of the ASUs to have a material impact on our financial statements. The Company currently recognizes no revenue, and therefore, the new standard has no effect on the Company’s financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”, (“ASU 2018-05”). This guidance seeks to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. Based on current estimates, we do not expect these provisions of the ASUs to have a material impact on our financial statements. The Company is continuing to evaluate which transition approach it will utilize and the impact these standards will have on the Company’s Financial Statements upon adoption.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Inspired Builders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inspired Builders, Inc. (the Company) as of September 30, 2018 and 2017, and the related statements of income, comprehensive income, stockholders’ deficit, and cash flows for the two years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 in the financial statements, the Company has a net loss of $148,569, an accumulated deficit of $1,455,520 and a working capital deficit of $2,560. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Liggett & Webb, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2014.

Boynton Beach, Florida

December 7, 2018

INSPIRED BUILDERS, INC
BALANCE SHEETS

	September 30,
	2018	2017
ASSETS

Cash and equivalents	$3,647	$-
Security Deposits	167	-
Total assets	$3,814	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,874	$61,313
Notes Payable - related party	2,500	2,500
Total liabilities	6,374	63,813
Commitments and Contingencies (See Note 8)	-	-

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,011,254 and 111,254 shares issued and outstanding, respectively	1,011	111
Additional paid in capital	1,451,949	1,243,027
Accumulated deficit	(1,455,520)	(1,306,951)
Total Stockholders’ deficit	(2,560)	(63,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,814	$-

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2018	2017

OPERATING EXPENSES
General and administrative	$148,443	$44,588
Total operating expenses	148,443	44,588

LOSS BEFORE PROVISION FOR INCOME TAXES	(148,443)	(44,588)

Other expenses
Interest expense	126	22,693

Net Loss before provision for income taxes	(148,569)	(67,281)

Provision for income taxes	-	-

NET LOSS	$(148,569)	$(67,281)

Net loss per share - basic and diluted	$(0.18)	$(0.60)

Weighted average number of shares outstanding during the period - basic and diluted	816,152	111,254

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,569)	$(67,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	90,000	-
Changes in operating assets and liabilities:
Security Deposits	(167)	-
Increase in accounts payable and accrued interest	(57,439)	66,911
Net Cash Used In Operating Activities	(116,175)	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of Capital	97,703	370
Loans from related parties	25,568	-
Repayment of loans from related party	(3,449)	-
Net Cash Provided by Financing Activities	119,822	370

NET INCREASE IN CASH	3,647	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,647	$-

Cash paid for Income taxes	$-	$-
Cash paid for Interest expesne	$-	$-

Supplemental disclosure of non cash investing & financing activities:

Adjustments to APIC from forgiven interest for related party loans	$-	$191,365
Adjustments to APIC from forgiven accrued salary	$-	$300,000
Adjustments to APIC from forgiven related party notes	$22,119	$584,953
Adjustments to APIC from forgiveness of mortgage payable, real estate taxes and sale of property	$-	$584,743

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2016	-	$-	111,254	$111	$(418,404)	$(1,239,670)	$(1,657,963)

Forgiveness of related party loans and notes	-	-	-	-	776,318		948,565

Forgiveness of Accrued Salary	-	-	-	-	300.000		270,000

Forgiveness of mortgage payable and sale of property	-	-	-	-	584,743		442,496

Capital Contribution	-	-	-	-	370		370

Net Loss for the year ended September 30, 2017	-	-	-	-	-	(67,281)	(67,281)

Balance, September 30, 2017	-	$-	111,254	$111	$1,243,027	$(1,306,951)	$(63,813)

Capital Contribution	-	-	-	-	97,703	-	97,703

Forgiveness of related party loans	-	-	-	-	22,119	-	22,119

Common stock issued for services	-	-	900,000	900	89,100	-	90,000

Net Loss for the year ended September 30, 2018	-	-	-	-	-	(148,569)	(148,569)

Balance, September 30, 2018	-	$-	1,011,254	$1,011	$1,451,949	$(1,455,520)	$(2,560)

See accompanying notes to financial statements.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2018, and 2017

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017 the Company was directing it’s focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. On February 15, 2018, Inspired Builders (the “Company”), the majority shareholders of the Company (the “Sellers”) and Santa Alba, LLC (the “Purchaser”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 956,440 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 94.58% of the issued and outstanding shares of the Company, for an aggregate purchase price of $300,000 (the “Purchase Price”). On February 15, 2018, the closing of the transaction occurred (“Closing Date”). Also, in connection therewith, Scott Silverman, the Company’s sole officer and Director, resigned from his positions and named Kai Zhao as sole director and to the positions of CEO, CFO, Chief Accounting Officer and Secretary on February 22, 2018. In connection with the change in control, the Company plans to implement its business plan by acquiring a business in the technology and intellectual property industry. There is no assurance at this point, however, that such plan will be executed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following; estimates of the probability and potential magnitude of contingent liabilities the valuation allowance for deferred tax assets due to continuing operating losses, valuation of shares issued in connection with services.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at September 30, 2018 and September 30, 2017.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of September 30, 2018 and September 30, 2017, the Company did not have any outstanding dilutive securities.

Reverse Stock Split

On May 15, 2018, the Company’s board of directors and majority of shareholders approved a reverse stock split whereby each one hundred (100) shares of Company’s Common Stock was converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of a fractional share. The effective date of the reverse stock split was July 9, 2018, the Company has 1,011,254 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2018, and 2017

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2018 or September 30, 2017, respectively. The Company’s 2011-2018 federal and state tax returns are subject to audit by the IRS and state tax authorities.

Provision for income taxes is comprised of the following:

	September 30, 2018	September 30, 2017

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	21%	34%
Statutory state income tax	4.35%	5.83%
Less valuation allowance	(25.35)%	(39.83)%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:
Deferred Tax Asset	$176,514	319,972
Tax loss carryforwards
Less valuation allowance	(176,514)	(319,972)
Deferred tax benefit	$0	$0

As of September 30, 2018 and 2017, the Company’s net operating loss carryforward of approximately $755,000 and $696,000, respectively, which may be offset against future taxable income through 2038. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $755,000 are offset by a valuation allowance of the same amount. Prior to the enactment of the Tax Cut and Jobs Act (the “Tax Act”) on December 22, 2017, the Company recognized potential tax benefits of the net operating loss carryforwards of approximately $319,972, offset by a valuation allowance of the same amount. The reduction in the potential tax benefit from $319,972 to $176,514 is a result of the change of the federal income tax rate from 35% to 21% due to the provisions of the Tax Act and due to an increase in additional net operating losses during the period.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2018, and 2017

Due to the change in ownership provisions of Section 382 of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. As a result of the change in majority ownership, net operating loss carryforwards may be limited as to future use.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short-term maturity.

Share based compensation

The Company follows FASB ASC No. 718 – Compensation – Stock Compensation for share based payments to employees.

On December 18, 2017, the Company issued 900,000 common shares with a fair value of $90,000 to JJL Capital Management, LLC, a company beneficially owned and controlled by our former CEO for services rendered to the Company by our CEO. The shares were valued at $0.10 based on the fair value of the shares.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

In February 2017 and July 2018, the FASB issued accounting standard update (“ASU”) No. 2017-02, “Leases (Topic 842)”, (“ASU 2017-02”) and ASU2018-10, “Leases (Topic 842)”, (“ASU 2018-10”), respectively. These ASU’s require that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our financial statements.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2018, and 2017

In March 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718)”, (“ASU 2017-09”). This guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

In March 2017, April 2017, and December 2017, the FASB issued ASU 2017-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, (“ASU 2017-08”), ASU 2017-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing”, (“ASU 2017-10”), and ASU 2017-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, (“ASU 2017-20”) respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2017, the FASB issued ASU 2017-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients”, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectability, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Based on current estimates, we do not expect these provisions of the ASUs to have a material impact on our financial statements. The Company currently recognizes no revenue, and therefore, the new standard has no effect on the Company’s financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”, (“ASU 2018-05”). This guidance seeks to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. Based on current estimates, we do not expect these provisions of the ASUs to have a material impact on our financial statements. The Company is continuing to evaluate which transition approach it will utilize and the impact these standards will have on the Company’s Financial Statements upon adoption.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $148,569, an accumulated deficit of $1,455,520 and working capital deficit of $2,560 as of September 30, 2018. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. LOAN PAYABLE – RELATED PARTY

During the year ended September 30, 2017, our former CEO loaned the Company $370. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

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

On January 25, 2018, our CEO loaned the Company $1,562. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2018, and 2017

On January 25, 2018, our former CEO loaned the Company $109. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 13, 2018, our former CEO loaned the Company $3,885. The loan is interest free and is payable on demand. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

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

NOTE 5. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at September 30, 2018 and September 30, 2017 amounted to $2,500 and $2,500, respectively. Accrued interest at September 30, 2018 and September 30, 2017, amounted to $537 and $473, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results. On February 28, 2018, the Company entered into a month to month lease of $167 for a virtual office.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2018, and 2017

NOTE 7. SHAREHOLDERS’ EQUITY

On December 18, 2017, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which increased the Company’s authorized common shares from 50,000,000 shares, par value $0.0001 to 250,000,000 common shares, par value $0.001. There was no change in the par value of our common stock.

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

Forgiveness of Loans

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

On February 13, 2018, our former CEO entered into an unsecured note payable for $3,885, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

Capital Contributions

During the year ended September 30, 2017, our former CEO paid expenses on behalf of the Company of $370. The transaction was accounted for as contributed capital.

On December 18, 2017, the Company issued 900,000 common shares with a fair value of $90,000 to JJL Capital Management, LLC, a company beneficially owned and controlled by our former CEO for services rendered to the Company by our CEO. The shares were valued at $0.10 based on the fair value of the shares.

On February 15, 2018, our CEO contributed $57,033 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

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

On July 23, 2018, a company controlled by our CEO contributed $13,000 to the Company to fund operations. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2018, and 2017

NOTE 8. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 9. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at September 30, 2018 and September 30, 2017 amounted to $2,500 and $2,500, respectively. Accrued interest at September 30, 2018 and September 30, 2017, amounted to $537 and $473, respectively.

During the year ended September 30, 2017, our former CEO loaned the Company $370. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

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

On December 18, 2017, the Company issued 900,000 common shares with a fair value of $90,000 to JJL Capital Management, LLC, a company beneficially owned and controlled by our former CEO for services rendered to the Company by our CEO. The shares were valued at $0.10 based on the fair value of the shares.

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

On January 25, 2018, our CEO loaned the Company $1,562. The loan is interest free and is payable on demand. On April 6, 2018 the loan was repaid.

On February 13, 2018, our former CEO entered into an unsecured note payable for $3,885, with an interest rate of 0% due upon demand by the holder. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

On February 15, 2018, our former CEO contributed $57,033 to the Company to pay for certain outstanding liabilities. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2018, and 2017

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

On July 23, 2018, a company controlled by our CEO contributed $13,000 to the Company to fund operations. The transaction was accounted for as contributed capital.

NOTE 10. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred that require disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of September 30, 2018 the Company determined that the following items constituted a material weakness:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of officers and director as of September 30, 2018. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

As of February 22, 2018

Name	Age	Position
Kai Ming Zhao	35	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chairman

Kai Ming Zhao (age 35)

Mr. Zhao has more than ten years’ experience in environmental consulting for a wide range of industries and over seven years’ experience in general project management including business development, marketing, team building and supervision, quality control and client management. Since March 2007, Mr. Zhao has worked in the San Francisco office of Ramboll Group, a global leading environmental, engineering, design and consultancy company, where he focused on helping businesses and government agencies resolving challenging environmental issues including but not limited to permitting, environmental impact assessment, carbon footprint, greenhouse gas and pollution mitigations. In 2015, Mr. Zhao was promoted to Managing Consultant at Ramboll Group.

Mr. Zhao received a B.S. in Science of Earth System from Cornell University in 2006 and an M.S. in Environmental Engineering from the University of California (Berkeley) in 2007.

As of September 30, 2017

Name	Age	Position
Scott Silverman	49	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chairman

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

On February 22, 2018, pursuant to a change in control transaction, Scott Silverman resigned as sole officer and director and Kai Ming Zhao was appointed as the Company’s sole executive officer and director. Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Kai Ming Zhao, our Chief Executive Officer, who is not independent. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Markets are not required to have board committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for fiscal year 2018 and fiscal year 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kai Ming Zhao, Chief Executive	2018	$0	0		$0	0	0	0	$0	$0
Officer, Chief Financial Officer	2017	$0	0		$0	0	0	0	$0	$0	(1)

Scott Silverman, Chief Executive	2018	$0		0	$90,000	0	0	0	$0	$90,000	(2)
Officer, Chief Financial Officer	2017	$0	0		$0	0	0	0	$0	$0

(1)	Mr. Zhao’s compensation for the years ended September 30, 2018 and September 30, 2017 amounted to $0 and $0.
(2)	Mr. Silverman’s compensation for the years ended September 30, 2018 and September 30, 2017 amounted to $90,0000 and $0.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

On September 1, 2013 the Company entered into a three-year employment contract with its CEO. The CEO is to be paid $10,000 per month plus reimbursement for expenses and bonuses as determined by the board. The CEO will be entitled to one week paid vacation and is subject to a one year non-compete agreement at the end of the employment contract. As of June 30, 2014, the Company has paid the CEO a total of $10,000 and has accrued $90,000 for amounts due to the CEO. On June 30, 2014 the Company’s CEO converted $90,000 of accrued salary into an unsecured promissory note. The Note accrues interest at a rate of 5% per annum and is due June 30, 2017. As of September 30, 2018 and September 30, 2017 Company recorded $30,000 and $270.000, respectively of accrued salary. On November 15, 2016, the CEO and the Company entered into a Release and Settlement Agreement whereby the employment contract was terminated and $300,000 in accrued salary was forgiven. The accrued salary was accounted for as contributed capital.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 29, 2018, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (2)
Santa Alba, LLC (1)	956,440	94.58%
All Executive Officers and Directors as a group (1 person)	956,440	94.58%

(1)	Santa Alba, LLC is a company beneficially owned and controlled by Kai Ming Zhao, our sole officer and director.
(2)	Based on 1,011,254 shares of common stock outstanding as of November 27, 2018.

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

Scott Silverman was not considered independent at September 30, 2017 because he was an executive officer of the Company and Kai Ming Zhao is not considered independent because he is an executive officer at this time.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended September 30, 2018 and 2017, we have incurred $13,000 and $10,306 respectively, for professional services rendered for the audit and reviews of our financial statements.

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

PART IV

Item 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: December 7, 2018	By:	/s/ Kai Ming Zhao
Kai Ming Zhao Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kai Ming Zhao	Chief Executive Officer and Chief Financial Officer	December 7, 2018
Kai Ming Zhao	(Principal Executive Officer and Principal Accounting Officer) and Sole Director