Form 10-Q
period 2018-12-31
Inspired Builders, Inc.
filed 2019-02-14
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 1,011,254 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of February 14, 2019.

Inspired Builders, Inc.

 Quarterly Report on Form 10-Q

December 31, 2018

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(Unaudited)
ASSETS
ASSETS

Cash and Equivalents	$1,082	$3,647
Security Deposits	167	167
Total assets	$1,249	$3,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$18,289	$3,874
Notes payable - related party	2,500	2,500
Total current liabilities	20,789	6,374
Total Liabilities	20,789	6,374
Commitments and Contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized, 1,011,254 and 1,011,254 shares issued and outstanding, respectively	1,011	1,011
Additional paid in capital	1,456,749	1,451,949
Accumulated deficit	(1,477,300)	(1,455,520)
Total Stockholders’ deficit	(19,540)	(2,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,249	$3,814

See accompanying notes to financial statements

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2018	2017

OPERATING EXPENSES
General and administrative	$21,748	$112,507
Total operating expenses	21,748	112,507

LOSS FROM OPERATIONS	(21,748)	(112,507)

Other expenses
Interest expense	32	32

Net Loss before provision for income taxes	(21,780)	(112,539)

Provision for income taxes	-	-

NET LOSS	$(21,780)	$(112,539)

Net loss per share - basic and diluted	$(0.02)	$(0.11)

Weighted average number of shares outstanding during the period - basic and diluted	1,011,254	1,011,254

See accompanying notes to financial statements

INSPIRED BUILDERS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	1,011,254	$1,011	$1,451,949	$(1,455,520)	$(2,560)

Capital Contribution	-	-	-	-	4,800	-	4,800

Net Loss for the three months ended December 31, 2018	-	-	-	-	-	(21,780)	(21,780)

Balance, December 31, 2018	-	$-	1,011,254	$1,011	$1,456,749	$(1,477,300)	$(19,540)

See accompanying notes to financial statements

INSPIRED BUILDERS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,780)	$(112,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	90,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued interest	14,415	7,414
Net Cash Used In Operating Activities	(7,365)	(15,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of Capital	4,800	-
Loans from Related Party	-	15,125
Net Cash Provided By Financing Activities	4,800	15,125

NET DECREASE IN CASH	(2,565)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,647	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,082	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$-	$-

See accompanying notes to financial statements

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017 the Company was directing its focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. On February 15, 2018, Inspired Builders (the “Company”), the majority shareholders of the Company (the “Sellers”) and Santa Alba, LLC (the “Purchaser”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 956,440 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 94.58% of the issued and outstanding shares of the Company, for an aggregate purchase price of $300,000 (the “Purchase Price”). On February 15, 2018, the closing of the transaction occurred (“Closing Date”). Also, in connection therewith, Scott Silverman, the Company’s sole officer and Director, resigned from his positions and named Kai Ming Zhao as sole director and to the positions of CEO, CFO, Chief Accounting Officer and Secretary. In connection with the change in control, the Company plans to implement its business plan by acquiring a business in the technology and intellectual property industry. There is no assurance at this point, however, that such plan will be executed.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2018, filed with the SEC on December 7, 2018. The interim results for the period ended December 31, 2018 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at December 31, 2018 and September 30, 2018.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of December 31, 2018 and December 31, 2017, the Company did not have any outstanding dilutive securities.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2018 and September 30, 2018 respectively.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09. On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. The Company has no revenue therefore the adoption of this standard did not have any effect on the Company.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $21,780, an accumulated deficit of $1,477,300 and working capital deficit of $19,540 as of December 31, 2018. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at December 31, 2018 September 30, 2018 amounted to $2,500 and $2,500, respectively. Accrued interest at December 31, 2018 and September 30, 2018, amounted to $568 and $537, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results. The Company pays $167 on a monthly basis for a virtual office.

NOTE 6. SHAREHOLDERS’ EQUITY

Capital Contributions

On December 20, 2018, a company controlled by our CEO contributed $4,800 to the Company to fund operations. The transaction was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

NOTE 7. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 8. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at December 31, 2018 and September 30, 2018 amounted to $2,500 and $2,500, respectively. Accrued interest at December 31, 2018 and September 30, 2018, amounted to $568 and $537, respectively.

On December 20, 2018, a company controlled by our CEO contributed $4,800 to the Company to fund operations. The transaction was accounted for as contributed capital.

NOTE 9. SUBSEQUENT EVENT

On January 1, 2019, the Company’s CEO loaned the company $250 to pay for operational expenses. The loan is interest free and payable on demand.

On January 14, 2019, a company controlled by our CEO contributed $5,000 to the Company to fund operations. The transaction was accounted for as contributed capital.

On January 31, 2019, the Company’s CEO loaned the company $6,500 to pay for operational expenses. The loan is interest free and payable on demand.

On February 1, 2019, a company controlled by our CEO contributed $100 to the Ccompany to pay for operational expenses. It was accounted for as contributed capital.

On February 12, 2019, the Company’s CEO loaned the company $2,512 to pay for operational expenses. The loan is interest free and payable on demand.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended December 31, 2018 and 2017.

Our operating results for the three months ended December 31, 2018 and 2017 are summarized as follows:

	Three Months Ended
	December 31,
	2018	2017
Revenue	$-	$-
General and Administrative	$21,748	$112,507
Loss from Operations	$(21,748)	$(112,507)
Other Expense	$32	$32
Net Loss	$(21,780)	$(112,539)

For the three months ended December 31, 2018 and 2017

For the three months ended December 31, 2018, we generated no revenue as compared to no revenue for the same period ended December 31, 2017.

Expenses for the three months ended December 31, 2018 totaled $21,780 resulting in a net loss of $21,780. Expenses for the three months ended December 31, 2018 consisted of $21,748 in general and administrative expenses and $32 in interest expense. In comparison, expenses for the same period ended December 31, 2017 totaled $112,539 resulting in a net loss of $112,539. Expenses for the period ended December 31, 2017 consisted of $112,507 in general and administrative expenses, including the issuance of 900,000 shares of stock to our former CEO valued at $90,000 and $32 in interest expense. The decrease in the expenses for the three months ended December 31, 2018 is due to lower costs of professional and legal fees and the non-recurrence of the one-time issuance of equity compensation to our former CEO during the three months ended December 31, 2017.

Liquidity and Capital Resources

For the three months ended December 31, 2018, the net cash used in operating activities was $7,365 compared with $15,125 used in operating activities for the three months ended December 31, 2017. While changes in Accounts Payable and Accrued Expenses increased from $7,414 to $14,415, our Net Loss decreased to the non-recurrence of the one-time issuance of equity compensation to our former CEO, resulting in an overall decrease in cash used in operating activities in the three months ended December 31, 2018 compared to the same period in 2017. For the three months ended December 31, 2018 and December 31, 2017, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $4,800 for the three months ended December 31, 2018 compared with $15,125 for the three months ended December 31, 2017. As of December 31, 2018, the Company had $1,082 in cash. We are actively pursuing merger opportunities as described herein.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2018 and December 31, 2017:

	For the Three Months ended December 31, 2018	For the Three Months ended December 31, 2017
Net Cash Used in Operating Activities	$(7,365)	$(15,125)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided Financing Activities	$4,800	$15,125
Net Increase in Cash for the Period	$1,082	$-

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of December 31, 2018 and September 30, 2018, respectively.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2018.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended December 31, 2018.

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

INSPIRED BUILDERS, INC.

Date: February 14, 2019	By:	/s/ Kai Ming Zhao
Kai Ming Zhao
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)