Form 10-Q
period 2019-03-31
Inspired Builders, Inc.
filed 2019-05-03
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

Commission File Number: 333-171636

Inspired Builders, Inc.

(Exact name of registrant as specified in its Charter)

Nevada	27-1989147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Ryland St, Suite 200-A Reno, NV 89502	94301
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ISRB	OTCPK

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 1,011,254 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of May 3, 2019.

Inspired Builders, Inc.

 Quarterly Report on Form 10-Q

March 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC.

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)

ASSETS

ASSETS

Cash and Equivalents	$15,229	$3,647
Security Deposits	167	167
Total assets	$15,396	$3,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$12,438	$3,874
Notes payable - related party	5,762	2,500
Total Liabilities	18,200	6,374
Commitments and Contingencies (See Note 5)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized, 1,011,254 and 1,011,254 shares issued and outstanding, respectively	1,011	1,011
Additional paid in capital	1,486,849	1,451,949
Accumulated deficit	(1,490,664)	(1,455,520)
Total Stockholders’ deficit	(2,804)	(2,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,396	$3,814

See accompanying notes to financial statements

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018

OPERATING EXPENSES
General and administrative	$13,333	$2,117	$35,081	$114,624
Total operating expenses	13,333	2,117	35,081	114,624

LOSS FROM OPERATIONS	(13,333)	(2,117)	(35,081)	(114,624)

Other expenses
Interest expense	31	31	63	63

Net Loss before provision for income taxes	(13,364)	(2,148)	(35,144)	(114,687)

Provision for income taxes	-	-	-	-

NET LOSS	$(13,364)	$(2,148)	$(35,144)	$(114,687)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.18)

Weighted average number of shares outstanding during the period - basic and diluted	1,011,254	1,011,254	1,011,254	623,351

See accompanying notes to financial statements

INSPIRED BUILDERS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	1,011,254	$1,011	$1,451,949	$(1,455,520)	$(2,560)

Capital Contribution	-	-	-	-	4,800	-	4,800

Net Loss for the three months ended December 31, 2018	-	-	-	-	-	(21,780)	(21,780)

Balance, December 31, 2018	-	$-	1,011,254	$1,011	$1,456,749	$(1,477,300)	$(19,540)

Capital Contribution	-	-	-	-	30,100	-	30,100

Net Loss for the three months ended March 31, 2019	-	-	-	-	-	(13,364)	(13,364)

Balance March 31, 2019	-	$-	1,011,254	$1,011	$1,486,849	$(1,490,664)	$(2,804)

Balance, September 30, 2017	-	$-	111,254	$111	$1,243,027	$(1,306,951)	$(63,813)

Common stock issued for services	-	-	900,000	900	89,100	-	90,000

Net Loss for the three months ended December 31, 2017	-	-	-	-	-	(112,539)	(112,539)

Balance December 31, 2017	-	$-	1,011,254	$1,011	$1,332,127	$(1,419,490)	$(86,352)

Capital Contribution	-	-	-	-	22,118	-	22,118

Forgiveness of related party loans	-	-	-	-	57,204	-	57,204

Net Loss for the three months ended March 31, 2018	-	-	-	-	-	(2,148)	(2,148)

Balance March 31, 2018	-	$-	1,011,254	$1,011	$1,411,449	$(1,421,638)	$(9,178)

See accompanying notes to financial statements

INSPIRED BUILDERS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,144)	$(114,687)
Stock issued for services	-	90,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Security Deposits	-	(167)
Increase / (decrease) in accounts payable and accrued interest	8,564	(57,583)
Net Cash Used In Operating Activities	(26,580)	(82,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of Capital	34,900	25,233
Loans from Related Party	3,262	57,204
Net Cash Provided By Financing Activities	38,162	82,437

NET INCREASE IN CASH	11,582	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,647	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,229	$-

Supplemental disclosure of non cash investing & financing activities:
Adjustments to APIC from forgiven related party notes	$-	$22,118
Cash paid for Income Taxes	$-	$-
Cash paid for Interest Expense	$-	$-

See accompanying notes to financial statements

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2019

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2018, filed with the SEC on December 7, 2018. The interim results for the periods ended March 31, 2019 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at March 31, 2019 and September 30, 2018.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of March 31, 2019 and March 31, 2018, the Company did not have any outstanding dilutive securities.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2019

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2019 and September 30, 2018 respectively.

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

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $35,144, an accumulated deficit of $1,490,664 and working capital deficit of $2,804 as of March 31, 2019. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. LOANS PAYABLE – RELATED PARTY

On January 29, 2019, the Company’s CEO loaned the company $250 to pay for operational expenses. The loan is interest free and payable on demand.

On February 12, 2019, the Company’s CEO loaned the company $2,511 to pay for operational expenses. The loan is interest free and payable on demand.

On February 25, 2019, the Company’s CEO loaned the company $500 to pay for operational expenses. The loan is interest free and payable on demand.

NOTE 5. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at March 31, 2019 and September 30, 2018 amounted to $2,500 and $2,500, respectively. Accrued interest at March 31, 2019 and September 30, 2018, amounted to $599 and $537, respectively.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Capital Contributions

During the six months ended March 31, 2019, a company controlled by our CEO contributed $34,900 to the Company to pay for operational expenses. It was accounted for as contributed capital.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 8. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 9. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at March 31, 2019 and September 30, 2018 amounted to $2,500 and $2,500, respectively. Accrued interest at March 31, 2019 and September 30, 2018, amounted to $599 and $537, respectively.

On January 29, 2019, the Company’s CEO loaned the company $250 to pay for operational expenses. The loan is interest free and payable on demand.

On February 12, 2019, the Company’s CEO loaned the company $2,511 to pay for operational expenses. The loan is interest free and payable on demand.

On February 25, 2019, the Company’s CEO loaned the company $500 to pay for operational expenses. The loan is interest free and payable on demand.

During the six months ended March 31, 2019, a company controlled by our CEO contributed $34,900 to the Company to pay for operational expenses. It was accounted for as contributed capital

NOTE 10. SUBSEQUENT EVENT

Management has evaluated subsequent events through the date the Statements were issued and there are no subsequent events that would require adjustment to or disclosure in the Statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended March 31, 2019 and 2018.

Our operating results for the three months ended March 31, 2019 and 2018 are summarized as follows:

For the three months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
Revenue	$-	$-
General and Administrative	$13,333	$2,117
Loss from Operations	$(13,333)	$(2,117)
Other Expense	$31	$31
Net Loss	$(13,364)	$(2,148)

For the three months ended March 31, 2019, we generated no revenue as compared to no revenue for the same period ended March 31, 2018.

Expenses for the three months ended March 31, 2019 totaled $13,364 resulting in a net loss of $13,364. Expenses for the three months ended March 31, 2019 consisted of $13,333 in general and administrative expenses and $31 in interest expense. In comparison, expenses for the same period ended March 31, 2018 totaled $2,148 resulting in a net loss of $2,148. Expenses for the period ended March 31, 2018 consisted of $2,117 in general and administrative expenses, and $31 in interest expense. The increase in the expenses for the three months ended March 31, 2019 is due to higher costs of professional and legal fees.

For the six months ended March 31, 2019 and 2018

Our operating results for the six months ended March 31, 2019 and 2018 are summarized as follows:

	Six Months Ended
	March 31,
	2019	2018
Revenue	$-	$-
General and Administrative	$35,081	$114,624
Loss from Operations	$(35,081)	$(114,624)
Other Expense	$63	$63
Net Loss	$(35,144)	$(114,687)

For the six months ended March 31, 2019, we generated no revenue as compared to no revenue for the same period ended March 31, 2018.

Expenses for the six months ended March 31, 2019 totaled $35,144 resulting in a net loss of $35,144. Expenses for the six months ended March 31, 2019 consisted of $35,081 in general and administrative expenses and $63 in interest expense. In comparison, expenses for the same period ended March 31, 2018 totaled $114,687 resulting in a net loss of $114,687. Expenses for the period ended March 31, 2018 consisted of $114,624 in general and administrative expenses, including the issuance of 900,000 shares of stock to our former CEO valued at $90,000 and $63 in interest expense. The change in the expenses for the six months ended March 31, 2019 is due to higher costs of professional and legal fees and the non-recurrence of the one-time issuance of equity compensation to our former CEO during the six months ended March 31, 2018.

Liquidity and Capital Resources

For the six months ended March 31, 2019, the net cash used in operating activities was $26,580 compared with $82,437 used in operating activities for the six months ended March 31, 2018. While Accounts Payable and Accrued Expenses increased from $6,374 to $18,200, our Net Loss decreased to the non-recurrence of the one-time issuance of equity compensation to our former CEO during the six months ended March 31, 2018, resulting in an overall decrease in cash used in operating activities in the six months ended March 31, 2019 compared to the same period in 2018. For the six months ended March 31, 2019 and March 31, 2018, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $38,162 for the three months ended March 31, 2019 compared with $82,437 for the three months ended March 31, 2018. As of March 31, 2019, the Company had $15,229 in cash. We are actively pursuing merger opportunities as described herein.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2019 and March 31, 2018:

	For the Six Months ended March 31, 2019	For the Six Months ended March 31, 2018
Net Cash Used in Operating Activities	$(26,580)	$(82,437)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided Financing Activities	$38,162	$82,437
Net Increase in Cash for the Period	$11,582	$-

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of March 31, 2019 and September 30, 2018, respectively.

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

Recent Accounting Pronouncements

Our company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019.

Item 3. Defaults Upon Senior Securities.

The Company is currently in default of a note payable to a related party, dated December 20, 2013 in the amount of $2,500.

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

INSPIRED BUILDERS, INC.

Date: May 3, 2019	By:	/s/ Kai Ming Zhao
Kai Ming Zhao
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)