Form 10-Q
period 2019-06-30
Inspired Builders, Inc.
filed 2019-07-19
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

 Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 1,011,254 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of July 19, 2019.

Inspired Builders, Inc.

 Quarterly Report on Form 10-Q

June 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDER, INC.

CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
	(Unaudited)

ASSETS

ASSETS

Cash and Equivalents	$3,143	$3,647
Security Deposits	-	167
Total assets	$3,143	$3,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$12,219	$3,874
Notes payable - related party	5,762	2,500
Total Liabilities	17,981	6,374
Commitments and Contignencies (See Note 6)

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 and 50,000,000 shares authorized, 1,011,254 and 1,011,254 shares issued and outstanding, respectively	1,011	1,011
Additional paid in capital	1,486,849	1,451,949
Accumulated deficit	(1,502,698)	(1,455,520)
Total Stockholders’ deficit	(14,838)	(2,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,143	$3,814

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018

OPERATING EXPENSES
General and administrative	$12,003	$15,070	$47,084	$129,694
Total operating expenses	12,003	15,070	47,084	129,694

LOSS FROM OPERATIONS	(12,003)	(15,070)	(47,084)	(129,694)

Other expenses
Interest expense	31	32	94	94

Net Loss before provision for income taxes	(12,034)	(15,102)	(47,178)	(129,788)

Provision for income taxes	-	-	-	-

NET LOSS	$(12,034)	$(15,102)	$(47,178)	$(129,788)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.17)

Weighted average number of shares outstanding during the period - basic and diluted	1,011,254	1,011,254	1,011,254	753,166

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance March 31, 2019	-	$-	1,011,254	$1,011	$1,486,849	$(1,490,664)	$(2,804)
Net Loss for the three months ended June 30, 2019	-	-	-	-	-	(12,034)	(12,034)
Balance June 30, 2019	-	$-	1,011,254	$1,011	$1,486,849	$(1,502,698)	$(14,838)

Balance, March 31, 2018	-	$-	1,011,254	$1,011	$1,411,449	$(1,421,638)	$(9,178)
Capital Contribution	-	-	-	-	27,500	-	27,500
Net Loss for the three months ended June 30, 2018	-	-	-	-	-	(15,102)	(15,102)
Balance, June 30, 2018	-	$-	1,011,254	$1,011	$1,438,949	$(1,436,740)	$3,220

Balance, September 30, 2018	-	$-	1,011,254	$1,011	$1,451,949	$(1,455,520)	$(2,560)
Capital Contribution	-	-	-	-	34,900	-	34,900
Net Loss for the nine months ended June 30, 2019	-	-	-	-	-	(47,178)	(47,178)
Balance June 30, 2019	-	$-	1,011,254	$1,011	$1,486,849	$(1,502,698)	$(14,838)

Balance, September 30, 2017	-	$-	111,254	$111	$1,243,027	$(1,306,951)	$(63,813)
Common stock issued for services	-	-	900,000	900	89,100	-	90,000
Capital Contribution	-	-	-	-	106,822	-	106,822
Net Loss for the nine months ended June 30, 2018	-	-	-	-	-	(129,789)	(129,789)
Balance June 30, 2018	-	$-	1,011,254	$1,011	$1,438,949	$(1,436,740)	$3,220

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,178)	$(129,788)
Stock issued for services	-	90,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Security Deposits	167	(167)
Increase / (Decrease) in accounts payable and accrued interest	8,345	(57,472)
Net Cash Used In Operating Activities	(38,666)	(97,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of Capital	34,900	84,703
Loans from Related Party	3,262	22,118
Net Cash Provided By Financing Activities	38,162	106,821

NET INCREASE / (DECREASE) IN CASH	(504)	9,394

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,647	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,143	$9,394

Supplemental disclosure of non cash investing & financing activities:
Adjustments to APIC from forgiven related party notes	$-	$22,118

See accompanying notes to financial statements.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2019

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2018, filed with the SEC on December 7, 2018. The interim results for the period ended June 30, 2019 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at June 30, 2019 and September 30, 2018.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of June 30, 2019 and June 30, 2018, the Company did not have any outstanding dilutive securities.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2019 and September 30, 2018 respectively.

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

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $47,178, an accumulated deficit of $1,502,698 and working capital deficit of $14,838 as of June 30, 2019. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at June 30, 2019 and September 30, 2018 amounted to $2,500 and $2,500, respectively. Accrued interest at June 30, 2019 and September 30, 2018, amounted to $630 and $537, respectively.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Capital Contributions

During the nine months ended June 30, 2019, a company controlled by our CEO contributed $34,900 to the Company to pay for operational expenses. It was accounted for as contributed capital.

NOTE 8. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 9. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at June 30, 2019 and September 30, 2018 amounted to $2,500 and $2,500, respectively. Accrued interest at June 30, 2019 and September 30, 2018, amounted to $630 and $537, respectively.

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

During the nine months ended June 30, 2019, a company controlled by our CEO contributed $34,900 to the Company to pay for operational expenses. It was accounted for as contributed capital

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended June 30, 2019 and 2018.

For the three months ended June 30, 2019 and 2018

Our operating results for the three months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	June 30,
	2019	2018
Revenue	$-	$-
General and Administrative	$12,003	$15,070
Loss from Operations	$(12,003)	$(15,070)
Other Expense	$31	$32
Net Loss	$(12,034)	$(15,012)

For the three months ended June 30, 2019, we generated no revenue as compared to no revenue for the same period ended June 30, 2018.

Expenses for the three months ended June 30, 2019 totaled $12,003 resulting in a net loss of $12,034. Expenses for the three months ended June 30, 2019 consisted of $12,003 in general and administrative expenses and $31 in interest expense. In comparison, expenses for the same period ended June 30, 2018 totaled $15,070 resulting in a net loss of $15,102. Expenses for the period ended June 30, 2018 consisted of $15,070 in general and administrative expenses, and $32 in interest expense. The decrease in the expenses for the three months ended June 30, 2019 is due to lower costs of professional and legal fees.

For the nine months ended June 30, 2019 and 2018

Our operating results for the nine months ended June 30, 2019 and 2018 are summarized as follows:

	Nine Months Ended
	June 30,
	2019	2018
Revenue	$-	$-
General and Administrative	$47,084	$129,694
Loss from Operations	$(47,084)	$(129,694)
Other Expense	$94	$94
Net Loss	$(47,178)	$(129,788)

For the nine months ended June 30, 2019, we generated no revenue as compared to no revenue for the same period ended June 30, 2018.

Expenses for the nine months ended June 30, 2019 totaled $47,084 resulting in a net loss of $47,178. Expenses for the nine months ended June 30, 2019 consisted of $47,084 in general and administrative expenses and $94 in interest expense. In comparison, expenses for the same period ended June 30, 2018 totaled $129,694 resulting in a net loss of $129,788. Expenses for the period ended June 30, 2018 consisted of $129,694 in general and administrative expenses, including the issuance of 900,000 shares of stock to our former CEO valued at $90,000 and $94 in interest expense. The change in the expenses for the nine months ended June 30, 2019 is due to lower costs of professional and legal fees and the non-recurrence of the one-time issuance of equity compensation to our former CEO during the nine months ended June 30, 2018.

Liquidity and Capital Resources

For the nine months ended June 30, 2019, the net cash used in operating activities was $38,666 compared with $97,427 used in operating activities for the nine months ended June 30, 2018. While accounts payable and accrued expenses increased from $5,346 to $12,219, our net loss decreased to the non-recurrence of the one-time issuance of equity compensation to our former CEO during the nine months ended June 30, 2018, resulting in an overall decrease in cash used in operating activities in the nine months ended June 30, 2019 compared to the same period in 2018. For the nine months ended June 30, 2019 and June 30, 2018, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $38,162 for the three months ended June 30, 2019 compared with $106,821 for the nine months ended June 30, 2018. As of June 30, 2019, the Company had $3,143 in cash. We are actively pursuing merger opportunities as described herein.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2019 and June 30, 2018:

	For the Nine months ended June 30, 2019	For the Nine months ended June 30, 2018
Net Cash Used in Operating Activities	$(38,666)	$(97,427)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided Financing Activities	$38,162	$106,821
Net Increase / (Decrease) in Cash for the Period	$(504)	$9,394

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of June 30, 2019 and September 30, 2018, respectively.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2019.

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

INSPIRED BUILDERS, INC.

Date: July 19, 2019	By:	/s/ Kai Ming Zhao
Kai Ming Zhao
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)