Form 10-K
period 2019-09-30
Inspired Builders, Inc.
filed 2019-11-12
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 29, 2019, was approximately $0 since the Company has had no active trading market. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 12, 2019: 1,011,254.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

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

Employees

As of November 1, 2019, other than our Chief Executive Officer, we have no other employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is now located at 401 Ryland St, Suite 200-A, Reno, NV 89502, and our telephone number is (917) 575-8927. We do not have a lease agreement for this property, and do not pay rent.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the OTC Markets under the trading symbol “ISRB” on April 8, 2011. The OTC Markets is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. Since being listed on the OTC Market in April 2011, our common stock has only had limited trading volume. We currently trade on the OTC Pink. At such time as the Company is current in its SEC filing the Company will apply to list on OTC Pink Current or OTCQB. The following chart is a summary of the quarterly trading history over the 12 months ended September 30, 2019:

	Year Ended September 30, 2019(1)
	High	Low
Quarter ended December 31, 2018	$0.18	$0.18
Quarter ended March 31, 2019	$0.18	$0.18
Quarter ended June 30, 2019	$0.18	$0.18
Quarter ended September 30, 2019	$0.18	$0.18

Recent Sales of Unregistered Securities

None.

Holders

As of November 1, 2019, we had approximately 19 record holders.

Dividends

No dividends were declared on our common stock in the year ended September 30, 2019, no cash dividends have been declared since such time and it is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

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

Plan of Operations

Inspired Builders, Inc., a Nevada Corporation, was previously located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction, we relocated to Santa Monica, California. Until the change of control transaction, we focused on repairing and providing home improvements for the homeowners. Until August 15, 2017 the Company was focused on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, following another change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. On February 22, 2018, following the most recent change in control transaction, we relocated to Palo Alto, CA. On February 28, 2019, we located to Reno, NV.

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

Results of Operations

Comparison of the years ended September 30, 2019 and 2018

For the fiscal year ended September 30, 2019, we had revenues of $0, as compared to $0 in the same period in 2018. Operating expenses for the year ended September 30, 2019 totaled $58,207 and interest expense totaled $158, resulting in a net loss of $58,365, as compared to operating expenses of $148,433 and interest expense of $126 and a net loss of $148,569 for the year ended September 30, 2018. Expenses for the year ended September 30, 2019 consisted of $0 in officer compensation, as compared to $90,000 for the same period in 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

As of September 30, 2019, we have no revenue to fund our operating expenses and we had a cash balance of $101. As set forth in our business section we are currently pursuing merger opportunities and we will rely on our sole officer and director to fund business operations until we find a suitable acquisition candidate.

As reflected in the accompanying financial statements, the Company has a net loss of $58,365, an accumulated deficit of $1,513,885 and working capital deficit of $26,025 as of September 30, 2019. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the year ended September 30, 2019, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. For all revenue sources discussed below, in accordance with ASC 606 “Revenue from Contracts with Customers”, we recognize revenue net of amounts retained by third party entities pursuant to revenue sharing agreements. Our specific revenue recognition policies are as follows:

We have no source of revenue as we are currently a shell company which is moving forward with the business of identifying and entering into a business combination with a privately held business or company. As such, we recognize no revenue.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2019. We account for non-employee share-based awards in accordance with ASC Topic 718.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

In July 2018, the FASB issued accounting standard update (“ASU”) No. 2017-02, “Leases (Topic 842)”, (“ASU 2017-02”) and ASU2018-10, “Leases (Topic 842)”, (“ASU 2018-10”), respectively. These ASU’s require that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2018. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. The Company currently leases no equipment or property, and therefore, the adoption on October 1, 2019 of the new standard will have no effect on the Company’s financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”, (“ASU 2018-05”). This guidance seeks to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. Based on current estimates, we do not expect these provisions of the ASUs to have a material impact on our financial statements. The adoption by the Company of the new standard will have no effect on the Company’s financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Inspired Builders, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inspired Builders, Inc. (the Company) as of September 30, 2019 and 2018, and the related statements of income, stockholders’ deficit, and cash flows for the two years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 in the financial statements, the Company has a net loss of $58,365, an accumulated deficit of $1,513,885 and a working capital deficit of $26,025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Boynton Beach, Florida

November 12, 2019

INSPIRED BUILDERS, INC

BALANCE SHEETS

	September 30,
	2019	2018
ASSETS

Cash and equivalents	$101	$3,647
Security Deposits	-	167
Total assets	$101	$3,814

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$20,364	$3,874
Notes Payable - related party	5,762	2,500
Total liabilities	26,126	6,374
Commitments and Contignencies (See Note 6)	-	-

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,011,254 and 1,011,254 shares issued and outstanding, respectively	1,011	1,011
Additional paid in capital	1,486,849	1,451,949
Accumulated deficit	(1,513,885)	(1,455,520)
Total Stockholders’ deficit	(26,025)	(2,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101	$3,814

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2019	2018

OPERATING EXPENSES
General and administrative	$58,207	$148,443
Total operating expenses	58,207	148,443

LOSS BEFORE PROVISION FOR INCOME TAXES	(58,207)	(148,443)

Other expenses
Interest expense	158	126

Net Loss before provision for income taxes	(58,365)	(148,569)

Provision for income taxes	-	-

NET LOSS	$(58,365)	$(148,569)

Net loss per share - basic and diluted	$(0.06)	$(0.18)

Weighted average number of shares outstanding during the period - basic and diluted	1,011,254	816,152

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,365)	$(148,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	90,000
Changes in operating assets and liabilities:
Security Deposits	167	(167)
Increase (Decrease) in accounts payable and accrued interest	16,490	(57,439)
Net Cash Used In Operating Activities	(41,708)	(116,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of Capital	34,900	97,703
Loans from related parties	3,262	25,568
Repayment of loans from related party	-	(3,449)
Net Cash Provided by Financing Activities	38,162	119,822

NET (DECREASE) INCREASE IN CASH	(3,546)	3,647

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,647	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101	$3,647

Cash paid for Income taxes	$-	$-
Cash paid for Interest expense	$-	$-

Supplemental disclosure of non cash investing & financing activities:

Adjustments to APIC from forgiven related party notes	$-	$22,119

See accompanying notes to financial statements.

INSPIRED BUILDERS, INC

STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2017	-	$-	111,254	$111	$1,243,027	$(1,306,951)	$(63,813)

Capital Contribution	-	-	-	-	97,703	-	97,703

Forgiveness of related party loans	-	-	-	-	22,119	-	22,119

Common stock issued for services	-	-	900,000	900	89,100	-	90,000

Net Loss for the year ended September 30, 2018	-	-	-	-	-	(148,569)	(148,569)

Balance, September 30, 2018	-	$-	1,011,254	$1,011	$1,451,949	$(1,455,520)	$(2,560)

Capital Contribution	-	-	-	-	34,900	-	34,900

Net Loss for the year ended September 30, 2019	-	-	-	-	-	(58,365)	(58,365)

Balance, September 30, 2019	-	$-	1,011,254	$1,011	$1,486,849	$(1,513,885)	$(26,025)

See accompanying notes to financial statements.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2019 and 2018

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Inspired Builders, Inc. (the “Company”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017 the Company was directing it’s focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company. On February 15, 2018, Inspired Builders (the “Company”), the majority shareholders of the Company (the “Sellers”) and Santa Alba, LLC (the “Purchaser”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchaser purchased from the Sellers 956,440 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 94.58% of the issued and outstanding shares of the Company, for an aggregate purchase price of $300,000 (the “Purchase Price”). On February 15, 2018, the closing of the transaction occurred (“Closing Date”). Also, in connection therewith, Scott Silverman, the Company’s sole officer and Director, resigned from his positions and named Kai Zhao as sole director and to the positions of CEO, CFO, Chief Accounting Officer and Secretary on February 22, 2018. In connection with the change in control, the Company moved to Palo Alto, CA and plans to implement its business plan by acquiring a business in the technology and intellectual property industry. There is no assurance at this point, however, that such plan will be executed. In February, 2019, the Company moved to Reno, NV.

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at September 30, 2019 and September 30, 2018.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of September 30, 2019 and September 30, 2018, the Company did not have any outstanding dilutive securities.

Reverse Stock Split

On May 15, 2018, the Company’s board of directors and majority of shareholders approved a reverse stock split whereby each one hundred (100) shares of Company’s Common Stock was converted automatically into one (1) share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of a fractional share. The effective date of the reverse stock split was July 9, 2018, and as a result, the Company has 1,011,254 issued and outstanding shares of common stock. The reverse split is reflected retrospectively in the accompanying financial statements.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2019 or September 30, 2018, respectively. The Company’s 2011-2018 federal and state tax returns are subject to audit by the IRS and state tax authorities.

Provision for income taxes is comprised of the following:

	September 30, 2019	September 30, 2018

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	21%	21%
Statutory state income tax	4.35%	4.35%
Less valuation allowance	(25.35)%	(25.35)%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:
Deferred Tax Asset	$206,151	$176,415
Tax loss carryforwards
Less valuation allowance	(206,151)	(176,514)
Deferred tax benefit	$0	$0

As of September 30, 2019 and 2018, the Company’s net operating loss carryforward of approximately $813,300 and $755,000, respectively, which may be offset against future taxable income through 2039 for losses before September 30, 2018 and indefinitely for losses after September 30, 2019. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards of approximately $206,100 are offset by a valuation allowance of the same amount. Prior to the enactment of the Tax Cut and Jobs Act (the “Tax Act”) on December 22, 2017, the Company recognized potential tax benefits of the net operating loss carryforwards of approximately $319,972, offset by a valuation allowance of the same amount. The reduction in the potential tax benefit from $319,972 to $176,514 is a result of the change of the federal income tax rate from 35% to 21% due to the provisions of the Tax Act and due to an increase in additional net operating losses during the period.

Inspired Builders, Inc.

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2019, and 2018

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

In July 2018, the FASB issued accounting standard update (“ASU”) No. 2017-02, “Leases (Topic 842)”, (“ASU 2017-02”) and ASU 2018-10, “Leases (Topic 842)”, (“ASU 2018-10”), respectively. These ASU’s require that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2018. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. The Company currently leases no equipment or property, and therefore, the adoption on October 1, 2019 of the new standard will have no effect on the Company’s financial statements.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”, (“ASU 2018-05”). This guidance seeks to address situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Cuts and Jobs Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted. Based on current estimates, we do not expect these provisions of the ASUs to have a material impact on our financial statements. The adoption of the new standard by the Company will have no effect on the Company’s financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $58,365, an accumulated deficit of $1,513,885 and working capital deficit of $26,025 as of September 30, 2019. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 29, 2019, our CEO loaned the company $250 to pay for operational expenses. The loan is interest free and payable on demand.

On February 12, 2019, our CEO loaned the company $2,512 to pay for operational expenses. The loan is interest free and payable on demand.

On February 25, 2019, our CEO loaned the company $500 to pay for operational expenses. The loan is interest free and payable on demand.

NOTE 5. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at September 30, 2019 and September 30, 2018 amounted to $2,500 and $2,500, respectively. Accrued interest at September 30, 2019 and September 30, 2018, amounted to $694 and $537, respectively.

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

NOTE 7. SHAREHOLDERS’ EQUITY

On December 18, 2017, the Board of Directors of the Company approved Articles of Amendment to our Articles of Incorporation which increased the Company’s authorized common shares from 50,000,000 shares, par value $0.001 to 250,000,000 common shares, par value $0.001. There was no change in the par value of our common stock.

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

The Company has 5,000,000 shares of preferred shares, par value $0.001 authorized, none of which have been issued.

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

Capital Contributions

During the year ended September 30, 2018, our former CEO paid expenses on behalf of the Company of $370. The transaction was accounted for as contributed capital.

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

During the year ended September 30, 2019, a company controlled by our CEO contributed $34,900 to the Company to pay for operational expenses. It was accounted for as contributed capital.

NOTE 8. CONCENTRATION OF CREDIT RISK

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

NOTE 9. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. The total outstanding principal at September 30, 2019 and September 30, 2018 amounted to $2,500 and $2,500, respectively. Accrued interest at September 30, 2019 and September 30, 2018, amounted to $694 and $537, respectively.

During the year ended September 30, 2018, our former CEO loaned the Company $370. On February 15, 2018, the loan was forgiven. The transaction was accounted for as contributed capital.

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

On February 28, 2018, our CEO loaned the Company $346. The loan is interest free and is payable on demand. On April 19, 2018. the loan was repaid.

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

On January 29, 2019, our CEO loaned the company $250 to pay for operational expenses. The loan is interest free and payable on demand.

On February 12, 2019, our CEO loaned the company $2,512 to pay for operational expenses. The loan is interest free and payable on demand.

On February 25, 2019, our CEO loaned the company $500 to pay for operational expenses. The loan is interest free and payable on demand.

During the year ended September 30, 2019, a company controlled by our CEO contributed $34,900 to the Company to pay for operational expenses. It was accounted for as contributed capital.

NOTE 10. SUBSEQUENT EVENT

On October 1, the Company’s CEO loaned the company $3,000 to pay for operational expenses. The loan is interest free and payable on demand.

On October 31, the Company’s CEO loaned the company $1,834 to pay for operational expenses. The loan is interest free and payable on demand.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2019, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of September 30, 2019 the Company determined that the following items constituted a material weakness:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and age of officers and director as of September 30, 2019. Our Executive Officers are appointed by our Board of Directors and hold their offices until they resign or are removed by the Board. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position
Kai Ming Zhao	36	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chairman

Kai Ming Zhao (age 36)

Mr. Zhao has over ten years’ experience in environmental consulting for a wide range of industries and over seven years’ experience in general project management including business development, marketing, team building and supervision, quality control and client management. Since March 2007, Mr. Zhao has worked in the San Francisco office of Ramboll Group, a global leading environmental, engineering, design and consultancy company, where he focused on helping businesses and government agencies resolving challenging environmental issues including but not limited to permitting, environmental impact assessment, carbon footprint, greenhouse gas and pollution mitigations. In 2015, Mr. Zhao was promoted to Managing Consultant at Ramboll Group.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for fiscal years 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kai Ming Zhao, Chief Executive	2019	$0	0	$0	0	0	0	$0	$0
Officer, Chief Financial Officer	2018	$0	0	$0	0	0	0	$0	$0	(1)

Scott Silverman, former Chief Executive
Officer, Chief Financial Officer	2018	$0	0	$90.000	0	0	0	$0	$90,000	(2)

(1)	Mr. Zhao’s compensation for the years ended September 30, 2019 and September 30, 2018 amounted to $0 and $0.

(2)	Mr. Silverman resigned as the sole director and officer on February 22, 2018 as a result of a change of control transaction. His compensation for the year ended September 30, 2018 amounted to $90,000.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

The Company has no employment agreements with its CEO.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 1, 2019, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (2)
Directors and Officers:
Kai Ming Zhao (1)	956,440	94.58%
All Executive Officers and Directors as a group (1 person)	956,440	94.58%
Other 5% Shareholders:
Santa Alba, LLC (1)	956,440	94.58%

(1)	Through Santa Alba, LLC which is beneficially owned and controlled by Kai Ming Zhao, our sole officer and director.
(2)	Based on 1,011,254 shares of common stock outstanding as of November 1, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

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

Scott Silverman was not considered independent at September 30, 2018 because he was an executive officer of the Company and Kai Ming Zhao is not considered independent because he is an executive officer at this time.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended September 30, 2019 and 2018, we have incurred $14,000 and $13,000 respectively, for professional services rendered for the audit and reviews of our financial statements.

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

PART IV

Item 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPIRED BUILDERS, INC.

Date: November 12, 2019	By:	/s/ Kai Ming Zhao
Kai Ming Zhao Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kai Ming Zhao	Chief Executive Officer, Chief Financial Officer and Sole Director	November 12, 2019
Kai Ming Zhao	(Principal Executive Officer and Principal Accounting Officer)