Form 10-Q
period 2019-12-31
Inspired Builders, Inc.
filed 2020-01-21
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 1,011,254 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of January 20, 2020

Inspired Builders, Inc.

 Quarterly Report on Form 10-Q

December 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDERS, INC

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	September 30,
	2019	2019
	(Unaudited)
ASSETS

Cash and equivalents	$59	$101
Total assets	$59	$101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$49,312	$20,364
Loans and Notes Payable - related party	9,341	5,762
Total liabilities	58,653	26,126
Commitments and Contingencies (See Note 6)	-	-

Stockholders’ deficit:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 1,011,254 and 1,011,254 shares issued and outstanding, respectively	1,011	1,011
Additional paid in capital	1,486,849	1,486,849
Accumulated deficit	(1,546,454)	(1,513,885)
Total Stockholders’ deficit	(58,594)	(26,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59	$101

See accompanying notes to unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2019	2018

OPERATING EXPENSES
General and administrative	$35,763	$21,748
Total operating expenses	35,763	21,748

LOSS FROM OPERATIONS	(35,763)	(21,748)

Other expenses
Interest expense	-	(32)
Cancellation of debt income from write off of debt	3,194	-
Total other income (expense)	3,194	(32)

Net Loss before provision for income taxes	(32,569)	(21,780)

Provision for income taxes	-	-

NET LOSS	$(32,569)	$(21,780)

Net loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	1,011,254	1,011,254

See accompanying notes to unaudited condensed financial statements.

INSPIRED BUILDERS, INC

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	1,011,254	$1,011	$1,451,949	$(1,455,520)	$(2,560)

Capital Contribution	-	-	-	-	4,800	-	4,800

Net Loss for the three months ended December 31, 2018	-	-	-	-	-	(21,780)	(21,780)

Balance, December 31, 2018 (Unaudited)	-	$-	1,011,254	$1,011	$1,456,749	$(1,477,300)	$(19,540)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, September 30, 2019	-	$-	1,011,254	$1,011	$1,486,849	$(1,513,885)	$(26,025)

Net Loss for the three months ended December 31, 2019	-	-	-	-	-	(32,569)	(32,569)

Balance, September 30, 2019 (Unaudited)	-	$-	1,011,254	$1,011	$1,486,849	$(1,546,454)	$(58,594)

See accompanying notes to unaudited condensed financial statements.

INSPIRED BUILDERS, INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,569)	$(21,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Cancellation of debt income	(3,194)	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued interest	29,642	14,415
Net Cash Used In Operating Activities	(6,121)	(7,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution of Capital	-	4,800
Loans from related parties	6,079	-
Net Cash Provided by Financing Activities	6,079	4,800

NET DECREASE IN CASH	(42)	(2,565)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101	3,647

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59	$1,082

Supplemental disclosure of cash flow information:
Cash paid for Income taxes	$-	$-
Cash paid for Interest expense	$-	$-

See accompanying notes to unaudited condensed financial statements.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2019

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2019, filed with the SEC on November 12, 2019. The interim results for the period ended December 31, 2019 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. There were no cash equivalents at December 31, 2019 and September 30, 2019.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of December 31, 2019 and December 31, 2018, the Company did not have any outstanding dilutive securities.

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

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2019 and September 30, 2019 respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and loans and notes payable approximates the carrying amount of these financial instruments due to their short-term maturity.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted the guidance of ASC 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The adoption of ASC 606 had no effect on previously reported balances.

We have no source of revenue as we are currently a shell company which is moving forward with the business of identifying and entering into a business combination with a privately held business or company. As such, we recognize no revenue.

Recent accounting pronouncements

In July 2018, the FASB issued accounting standard update (“ASU”) No. 2017-02, “Leases (Topic 842)”, (“ASU 2017-02”) and ASU 2018-10, “Leases (Topic 842)”, (“ASU 2018-10”), respectively. These ASU’s require that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2018. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. The Company currently leases no equipment or property, and therefore, the adoption on October 1, 2019 of the new standard has no effect on the Company’s financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

NOTE 3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $32,569, an accumulated deficit of $1,546,454 and working capital deficit of $58,594 as of December 31, 2019. In addition, the Company has not had revenues since May 2011 and the only prospect for positive cash flow is through the issuance of common stock or debt. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On October 1, 2019, the Company’s CEO loaned the company $3,000 to pay for operational expenses. The loan is interest free and payable on demand.

On October 31, 2019, the Company’s CEO loaned the company $1,834 to pay for operational expenses. The loan is interest free and payable on demand.

On November 11, 2019, the Company’s CEO loaned the company $1,245 to pay for operational expenses. The loan is interest free and payable on demand.

NOTE 5. NOTES PAYABLE – RELATED PARTIES

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. On December 31, 2019, the Company obtained a legal opinion that the note payable for $2,500 was no longer collectible under the statute of limitations in the State of California, the jurisdiction where the note was written. As a result, the principal amount of $2,500 and accrued interest of $694 was written off and accounted for as Cancellation of Debt Income. The total outstanding principal at December 31, 2019 and September 30, 2019 amounted to $0 and $2,500, respectively. Accrued interest at December 31, 2019 and September 30, 2019, amounted to $0 and $694, respectively.

Inspired Builders, Inc.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2019

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

NOTE 8. RELATED PARTY TRANSACTIONS

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. On December 31, 2019, the Company obtained a legal opinion that the note payable for $2,500 was no longer collectible under the statute of limitations in the State of California, the jurisdiction where the note was written. As a result, the principal amount of $2,500 and accrued interest of $694 was written off and accounted for as Cancellation of Debt Income. The total outstanding principal at December 31, 2019 and September 30, 2019 amounted to $0 and $2,500, respectively. Accrued interest at December 31, 2019 and September 30, 2019, amounted to $0 and $694, respectively.

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

On October 1, 2019, the Company’s CEO loaned the company $3,000 to pay for operational expenses. The loan is interest free and payable on demand.

On October 31, 2019, the Company’s CEO loaned the company $1,834 to pay for operational expenses. The loan is interest free and payable on demand.

On November 11, 2019, the Company’s CEO loaned the company $1,245 to pay for operational expenses. The loan is interest free and payable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this report. The following discussion contains forward-looking statements relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

We are a shell company which is moving forward with a potential change of control transaction with whom is seeking the advantages of being a publicly held corporation whose stock is traded on the OTC marketplace.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended December 31, 2019 and 2018.

For the three months ended December 31, 2019 and 2018

Our operating results for the three months ended December 31, 2019 and 2018 are summarized as follows:

	Three Months Ended
	December 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue	$-	$-
General and Administrative	$35,763	$21,748
Loss from Operations	$(35,763)	$(21,748)
Other Income / (Expense)	$3,194	$(32)
Net Loss	$(32,569)	$(21,780)

For the three months ended December 31, 2019, we generated no revenue as compared to no revenue for the same period ended December 31, 2018. Our general and administrative expenses have increased by approximately 64% or $14,015. Increase was attributable to increased costs related to preparing for a potential change of control transaction.

Liquidity and Capital Resources

For the three months ended December 31, 2019, the net cash used in operating activities was $6,121 compared with $7,365 used in operating activities for the three months ended December 31, 2018. Accounts payable and accrued expenses increased from $14,415 to $29,642, resulting in an overall decrease in cash used in operating activities in the three months ended December 31, 2019 compared to the same period in 2018. For the three months ended December 31, 2019 and December 31, 2018, the net cash used in investing activities was $0 and $0, respectively. The net cash provided by financing activities was $6,079 for the three months ended December 31, 2019 compared with $4,800 for the three months ended December 31, 2018. As of December 31, 2019, the Company had $59 in cash. We are actively pursuing merger opportunities as described herein.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2019 and December 31, 2018:

	For the Three months ended December 31, 2019	For the Three months ended December 31, 2018
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(6,121)	$(7,365)
Net Cash Provided by (Used in) Investing Activities	$-	$-
Net Cash Provided Financing Activities	$6,079	$4,800
Net Decrease in Cash for the Period	$(42)	$(2,565)

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations or to continue as a going concern. Our unaudited, condensed financial statements have been prepared on the basis that we will continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Income Taxes

Our company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was used and no deferred tax assets or liabilities were recognized as of December 31, 2019 and September 30, 2019, respectively.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2019.

Item 3. Defaults Upon Senior Securities.

None.

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

INSPIRED BUILDERS, INC.

Date: January 20, 2020	By:	/s/ Kai Ming Zhao
Kai Ming Zhao
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer and Principal Financial Officer)