Form 10-Q
period 2020-03-31
Inspired Builders, Inc.
filed 2020-04-29
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2020

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

INSPIRED BUILDERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1989147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Ave., Oceanside, NY 11572

 (Address of principal executive offices, Zip Code)

(646) 768-8417

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares of registrant’s common stock outstanding as of April 27, 2020 was 1,011,254.

FORM 10-Q

INSPIRED BUILDERS, INC.

March 31, 2020

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K which was filed with the SEC on November 12, 2019 (the “10-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPIRED BUILDERS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020 (Unaudited)	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$-	$101
Total current assets	-	101

TOTAL ASSETS	$-	$101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	3,587	20,364
Loan and Notes payable – Related Party	67,360	5,762
Total current liabilities	70,947	26,126

Commitments and Contingencies (See Note 6)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 1,011,254 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	1,011	1,011
Additional paid in capital	1,486,849	1,486,849
Accumulated deficit	(1,558,807)	(1,513,885)
Total stockholders' deficit	(70,947)	(26,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$101

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2020	2019	2020	2019

Operating expenses
General and Administrative expenses	12,353	13,333	48,116	35,081
Total operating expense	12,353	13,333	48,116	35,081

Loss from operations	(12,353)	(13,333)	(48,116)	(35,081)

Other Income (Expenses)
Cancellation of debt income from write off of debt	-	-	3,194	-
Interest expense	-	(31)	-	(63)
Total other income (expenses)	-	(31)	3,194	(63)

Net loss	$(12,353)	$(13,364)	$(44,922)	$(35,144)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average common shares outstanding – basic and diluted	1,011,254	1,011,254	1,011,254	1,011,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2020 AND MARCH 31, 2019

(Unaudited)

Statement of Stockholders’ Deficit for the Six Months ended March 31, 2020

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – September 30, 2019	1,011,254	$1,011	$1,486,849	$(1,513,885)	$(26,025)

Net loss	-	-	-	(32,569)	(32,569)
Balance December 31, 2019 (Unaudited)	1,011,254	$1,011	$1,486,849	$(1,546,454)	$(58,594)

Net loss	-	-	-	(12,353)	(12,353)
Balance March 31, 2020 (Unaudited)	1,011,254	$1,011	$1,486,849	$(1,558,807)	$(70,947)

Statement of Stockholders’ Deficit for the Six Months ended March 31, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – September 30, 2018	1,011,254	$1,011	$1,451,949	$(1,455,520)	$(2,560)

Capital Contribution	-	-	4,800	-	4,800
Net loss	-	-	-	(21,780)	(21,780)
Balance December 31, 2018 (Unaudited)	1,011,254	$1,011	$1,456,749	$(1,477,300)	$(19,540)

Capital Contributions			30,100		30,100
Net loss	-	-	-	(13,364)	(13,364)
Balance March 31, 2019 (Unaudited)	1,011,254	$1,011	$1,486,849	$(1,490,664)	$(2,804)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2020	2019
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,922)	$(35,144)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Write off of related party loans	(3,194)	-

Changes in net operating assets and liabilities:
Accounts payable and accrued expenses	(16,083)	8,564
NET CASH USED IN OPERATING ACTIVITIES	(64,699)	(26,580)

CASHFLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related party loans	73,439	3,262
Payment on Related party loans	(9,341)
Contribution of Capital	-	34,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,098	38,162

NET (DECREASE) INCREASE IN CASH	(101)	11,582

CASH – BEGINNING OF PERIOD	101	3,647
CASH – END OF PERIOD	$-	$15,229

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2020

(Unaudited)

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

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

On January 16, 2020, Santa Alba, LLC sold the 956,440 shares of common stock to Custodian Ventures, LLC for an aggregate purchase price of $145,000. At this point there was a change of control of the Company and Kai Ming Zhao resigned as President, Secretary, Treasurer and Director and David Lazar was appointed as President, Secretary, Treasurer and Director.

The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2019, filed with the SEC on November 12, 2019. The interim results for the period ended March 31, 2020 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of March 31, 2020 and 2019, the Company did not have any outstanding dilutive securities, respectively.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2020 and September 30, 2019 respectively.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $44,922, an accumulated deficit of $1,558,807 and working capital deficit of $70,947 as of March 31, 2020. In addition, the Company has not had revenues since May 2011 and has relied on the support of its Chief Executive Officer and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

Note 4 – Related Party Transactions

On January 16, 2020, Santa Alba, LLC sold the 956,440 shares of common stock to Custodian Ventures, LLC for an aggregate purchase price of $145,000. At this point there was a change of control of the Company and Kai Ming Zhao resigned as President, Secretary, Treasurer and Director and David Lazar was appointed as President, Secretary, Treasurer and Director.

During the period October 1, 2019 thru January 16, 2020, Kai Ming Zhao advanced a total of $6,079 to the Company to pay operating expenses. During the six months ended March 31, 2020, the loan balance of $9,341 was fully repaid. As of March 31, 2020, the Company had a loan payable remaining of $0 to Kai Ming Zhao.

During the period January 17, 2020 thru March 31, 2020, Custodian Ventures, LLC, a majority shareholder and an entity controlled by our Chief Executive Officer advanced a total of $67,360 to the Company to pay operating expenses. As of March 31, 2020, the Company had a loan payable remaining of $67,360 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and payable upon demand.

Note 5 – Loans and Notes payable – Related Parties

On January 13, 2012, the Company entered into a 12-month unsecured promissory note in the amount of $211,000. Interest accrues in arrears on the outstanding principal at the rate of ten percent (10.00%) per annum. Interest shall be payable on the last day of each quarter, commencing March 30, 2012, and continuing until the maturity date. Should the maker fail to pay the entire principal and accrued interest by the maturity date, the maker agrees that the interest rate shall increase to twelve percent (12.00%) per annum. On May 10, 2013, the Company and the related party agreed to extend the maturity of the loan for an additional year or until January 13, 2014. The loan maturity dates were further extended to January 13, 2016. On May 22, 2012, the Company borrowed an additional $32,714 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On September 17, 2012, the Company borrowed an additional $22,032 from the related party, with the same terms, the loan maturity dates were extended to January 13, 2016. On February 7, 2013, the Company borrowed an additional $28,773 from the related party, with the same terms, and on July 31, 2013, the Company borrowed an additional $30,000 from the related party, with the same terms. The loans maturity dates were further extended to February 7, 2016 and July 31, 2016, respectively. On December 20, 2013, the Company borrowed $2,500, on January 7, 2014, the Company borrowed $5,000, on February 6, 2014, the Company borrowed $5,520, the loans maturity dates were further extended to December 20, 2015 and January 7, 2016. On February 17, 2014, the Company borrowed $4,400 and on June 26, 2014, the Company borrowed $3,080, the loans maturity dates were further extended to February 6, 2016 and February 17, 2016, respectively. On November 15, 2016, the Company and the related party entered into a Release and Settlement Agreement whereby $342,519 in principal and $149,258 in accrued interest was forgiven. The transaction was accounted for as contributed capital. On December 31, 2019, the Company obtained a legal opinion that the note payable for $2,500 was no longer collectible under the statute of limitations in the State of California, the jurisdiction where the note was written. As a result, the principal amount of $2,500 and accrued interest of $694 was written off and accounted for as Cancellation of Debt Income. The total outstanding principal at March 31, 2020 and December 31, 2019 amounted to $0 and $0, respectively. Accrued interest at March 31, 2020 and December 31, 2019, amounted to $0 and $0, respectively.

During the period October 1, 2019 thru January 16, 2020, Kai Ming Zhao advanced a total of $6,079 to the Company to pay operating expenses. During the six months ended March 31, 2020, the loan balance of $9,341 was fully repaid. As of March 31, 2020, the Company had a loan payable remaining of $0 to Kai Ming Zhao.

During the period January 17, 2020 thru March 31, 2020, Custodian Ventures, LLC, a majority shareholder and an entity controlled by our Chief Executive Officer advanced a total of $67,360 to the Company to pay operating expenses. As of March 31, 2020, the Company had a loan payable remaining of $67,360 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and payable upon demand.

Note 6 – Commitments and Contingencies

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

Note 7 – Concentration of Credit Risk

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

Note 8 – Common Stock

As of March 31, 2020 1,011,254 shares of common stock with par value of $0.001 remains outstanding.

Note 9 – Subsequent Events

During April 2020, Custodian Ventures, LLC, a majority shareholder and an entity controlled by our Chief Executive Officer advanced a total of $1,000 to the Company to pay operating expenses. This loan is unsecured, non-interest bearing, and payable upon demand.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

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

On January 16, 2020, Santa Alba, LLC sold the 956,440 shares of common stock to Custodian Ventures, LLC for an aggregate purchase price of $145,000. At this point there was a change of control of the Company and Kai Ming Zhao resigned as President, Secretary, Treasurer and Director and David Lazar was appointed as President, Secretary, Treasurer and Director.

The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;
●	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding. As of the date of this report, the Company has not entered into any business combination, debt or equity transaction.

The Company’s fiscal year end is September 30.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

Results of Operations

For the Three months ended March 31, 2020 compared to the Three months ended March 31, 2019.

Operating Expenses

For the three months ended March 31, 2020, we incurred operating expenses of $12,353 as compared to $13,333 for the comparable period in 2019, which remains fairly consistent year over year.

Net Loss

For the three months ended March 31, 2020 we incurred a net loss of $12,353 as compared to $13,364 for the comparable period in 2019, which remains fairly consistent year over year.

For the Six months ended March 31, 2020 compared to the Six months ended March 31, 2019.

Operating Expenses

For the six months ended March 31, 2020, we incurred operating expenses of $48,116 as compared to $35,081 in 2019. Increase was attributable to increased costs related to the change of control transaction.

Net Loss

For the six months ended March 31, 2020 we incurred a net loss of $44,922 as compared to a net loss of $35,144 for the comparable period in 2019. Increase was attributable to increased costs related to the change of control transaction.

Liquidity and Capital Resources

As of March 31, 2020, the Company has no business operations and no cash resources other than advances provided by a related party. As of March 31, 2020 we had $0 in cash and a working capital deficit of $70,947. We had a negative cash flow from operations of $64,699 during the six months ended March 31, 2020. We financed our negative cash flow from operations during the six months ended March 31, 2020 through advances made by a related party.

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.
●	registered agent fees, legal fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of twenty to twenty-five thousand dollars per year. The Company has not had revenues since May 2011 and to date, has relied on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations. If the Company does not begin to generate revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. Our unaudited condensed financial statements have been prepared on the basis that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our independent registered public accounting firm has included its audit report to the audited financial statements for the years ended September 30, 2019 and 2018 stating substantial doubt about our ability to continue as a going concern.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

We did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed financial statements for the six months ended March 31, 2020, and are included elsewhere in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIRED BUILDINGS, INC.

Date: April 29, 2020	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)