Form 10-Q
period 2020-06-30
Inspired Builders, Inc.
filed 2020-08-14
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-171636

INSPIRED BUILDERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1989147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2nd Brewery Link Box mp 2797

Momprobi-Accro, Ghana

 (Address of principal executive offices, Zip Code)

+233 244 887 610

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
none

The number of shares of registrant’s common stock outstanding as of August 13, 2020 was 1,011,254.

FORM 10-Q

INSPIRED BUILDERS, INC.

June 30, 2020

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

ii

PART I. FINANCIAL INFORMATION

INSPIRED BUILDERS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2020 (Unaudited)	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$17,287	$101

TOTAL ASSETS	$17,287	$101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$8,700	$20,364
Loan payable – Related Party	14,496	5,762
Convertible notes payable (net of unamortized discount)	14,722	-
Derivative liability	1,712,106	-
TOTAL LIABILITIES	1,750,024	26,126

Commitments and Contingencies (See Note 8)	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 1,011,254 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	1,011	1,011
Additional paid in capital	1,490,817	1,486,849
Accumulated deficit	(3,224,565)	(1,513,885)
Total stockholders' deficit	(1,732,737)	(26,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,287	$101

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating expenses
General and Administrative expenses	33,608	12,003	81,724	47,084
Total operating expense	33,608	12,003	81,724	47,084

Loss from operations	(33,608)	(12,003)	(81,724)	(47,084)

Other Income (Expenses)
Cancellation of debt income from write off of debt	-	-	3,194	-
Change in fair value of derivative	(1,615,956)	-	(1,615,956)	-
Interest expense	(16,194)	(31)	(16,194)	(94)
Total other expenses	(1,632,150)	(31)	(1,628,956)	(94)

Provision of income taxes	-	-	-	-

Net loss	$(1,665,758)	$(12,034)	$(1,710,680)	$(47,178)

Net loss per common share – basic and diluted	$(1.65)	$(0.01)	$(1.69)	$(0.05)
Weighted average common shares outstanding – basic and diluted	1,011,254	1,011,254	1,011,254	1,011,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2020 AND JUNE 30, 2019

(Unaudited)

Statement of Stockholders’ Deficit for the Nine Months ended June 30, 2020

	Common Stock: Shares	Common Stock: Par Value	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – September 30, 2019	1,011,254	$1,011	$1,486,849	$(1,513,885)	$(26,025)

Net loss	-	-	-	(32,569)	(32,569)
Balance December 31, 2019 (Unaudited)	1,011,254	$1,011	$1,486,849	$(1,546,454)	$(58,594)

Net loss	-	-	-	(12,353)	(12,353)
Balance March 31, 2020 (Unaudited)	1,011,254	$1,011	$1,486,849	$(1,558,807)	$(70,947)

Capital Contribution			3,968		3,968
Net loss	-	-	-	(1,665,758)	(1,665,758)
Balance June 30, 2020 (Unaudited)	1,011,254	$1,011	$1,490,817	$(3,224,565)	$(1,732,737)

Statement of Stockholders’ Deficit for the Nine Months ended June 30, 2019

	Common Stock: Shares	Common Stock: Par Value	Additional Paid in Capital	Accumulated Deficit	Totals
Balance – September 30, 2018	1,011,254	$1,011	$1,451,949	$(1,455,520)	$(2,560)

Capital Contribution	-	-	4,800	-	4,800
Net loss	-	-	-	(21,780)	(21,780)
Balance December 31, 2018 (Unaudited)	1,011,254	$1,011	$1,456,749	$(1,477,300)	$(19,540)

Capital Contribution	-	-	30,100	-	30,100
Net loss	-	-	-	(13,364)	(13,364)
Balance March 31, 2019 (Unaudited)	1,011,254	$1,011	$1,486,849	$(1,490,664)	$(2,804)
Net loss	-	-	-	(12,034)	(12,034)
Balance June 30, 2019 (Unaudited)	1,011,254	$1,011	$1,486,849	$(1,502,698)	$(14,838)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,710,680)	$(47,178)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	14,722	-
Change in fair value of derivative	1,615,956	-
Cancellation of debt income from write off of debt	(3,194)	.
Changes in net operating assets and liabilities:
Security deposits	-	167
Accounts payable and accrued expenses	(10,971)	8,345
NET CASH USED IN OPERATING ACTIVITIES	(94,167)	(38,666)

CASHFLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes, net of original issue cost	96,151	-
Contribution of capital	3,968	34,900
Advances from related party	140,799	3,262
Repayment of advances from related party	(129,565)
NET CASH PROVIDED BY FINANCING ACTIVITIES	111,353	38,162

NET INCREASE (DECREASE) IN CASH	17,186	(504)

CASH – BEGINNING OF PERIOD	101	3,647
CASH – END OF PERIOD	$17,287	$3,143

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount on convertibles note payable	$96,151	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPIRED BUILDERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2020 and JUNE 30, 2019

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

On April 30, 2020, Custodian Ventures, LLC, a Wyoming limited liability company (“CVL”) and Inspired Builders, Inc., a Nevada corporation (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with U Green Enterprise, a Ghana corporation (the “Purchaser”). The Agreement closed upon execution on April 30, 2020 (“Closing”). Pursuant to the Agreement, CVL agreed to sell and Purchaser agreed to purchase 956,440 restricted common stock shares of the Company (the “Shares”), representing approximately 94.6% of the Company’s outstanding shares of common stock. Pursuant to the Agreement, Purchaser agreed to pay CVL as follows: (i) $157,640 payable at the Closing in exchange for the Shares, and (ii) to repay the loan outstanding to CVL in amount of $67,360 immediately following the Closing. The Agreement resulted in a change of control of the Company and David Lazar resigned effective immediately as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director and Edward Somuah was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on form 10-K for the year ended September 30, 2019, filed with the SEC on November 12, 2019. The interim results for the period ended June 30, 2020 are not necessarily indicative of expected results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of June 30, 2020 and 2019, the Company had 10,000,000 and 0 shares of common stock outstanding dilutive securities upon conversion of convertible notes held, respectively.

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,710,680, an accumulated deficit of $3,224,565 and working capital deficit of $1,732,737 as of June 30, 2020. In addition, the Company has not had revenues since May 2011 and has relied on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations. If the Company does not begin to generate sufficient revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

Note 4 – Related Party Transactions

During the period October 1, 2019 thru January 16, 2020, Kai Ming Zhao advanced a total of $6,079 to the Company to pay operating expenses. During the six months ended March 31, 2020, the loan balance of $9,341 was fully repaid. As of June 30, 2020, the Company had a loan payable remaining of $0 to Kai Ming Zhao.

During the period January 17, 2020 thru April 30, 2020, Custodian Ventures, LLC advanced a total of $67,360 to the Company to pay operating expenses.

On April 30, 2020, U Green Enterprise, a Ghana corporation controlled by our Chief Executive Officer agreed to repay the note outstanding to Custodian Ventures, LLC in amount of $67,360. In addition, Custodian agreed to waive their rights to any and all debt owed to them including interest. Also a total of $3,968 in Company related expenses were paid by Custodian Ventures, LLC. This was recorded in additional paid in capital as contributed capital. As of June 30, 2020, $0 was owed to Custodian Ventures, LLC. During the six months ended June 30, 2020, the Company repaid $52,864 to the related party. As of June 30, 2020, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

Note 5 – Loan and notes payable – Related Parties

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

The total outstanding principal at June 30, 2020 and December 31, 2019 amounted to $0 and $0, respectively. Accrued interest at June 30, 2020 and December 31, 2019, amounted to $0 and $0, respectively.

During the period October 1, 2019 thru January 16, 2020, Kai Ming Zhao advanced a total of $6,079 to the Company to pay operating expenses. During the six months ended March 31, 2020, the loan balance of $9,341 was fully repaid. As of March 31, 2020, the Company had a loan payable remaining of $0 to Kai Ming Zhao.

During the period January 17, 2020 thru April 30, 2020, Custodian Ventures, LLC advanced a total of $67,360 to the Company to pay operating expenses.

On April 30, 2020, U Green Enterprise, a Ghana corporation controlled by our Chief Executive Officer agreed to repay the note outstanding to Custodian Ventures, LLC in amount of $67,360. In addition, Custodian agreed to waive their rights to any and all debt owed to them including interest. Also a total of $3,968 in Company related expenses were paid by Custodian Ventures, LLC. This was recorded in additional paid in capital as contributed capital. As of June 30, 2020, $0 was owed to Custodian Ventures, LLC. During the six months ended June 30, 2020, the Company repaid $52,864 to the related party. As of June 30, 2020, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

Note 6 – Convertible notes

On May 4, 2020, the Company began a convertible note offering of up to $3,000,000 under regulation S. The note offering calls for a minimum investment of $10,000. The note bears an interest rate equal to 10% per annum and matures after one year from the date of subscription. The note is convertible at the rate equivalent to the lessor of $0.01 per share or a 20% discount to market based upon the 10 day Volume Weighted Average Price (VWAP0 prior to Maturity. The Company intends to regularly issues notes payable which are convertible at a discount of the trading price of the Company’s common stock. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging.  For the period May 4, 2020 thru June 30, 2020, the company entered into six convertible note subscriptions totaling $100,000 with investors. The Company recorded debt discounts totaling $100,000, which included an original issuance cost of $3,849, as well as amortization of debt discount of $14,722. The company also recorded accrued interest on these notes totaling $1,472.

A summary of value changes to the notes for the three months ended June 30, 2020 is as follows:

Carrying value of Convertible Notes as of September 30, 2019	$-
New principal	100,000
Total principal	100,000
Less: conversion of principal	-
Less: discount related to fair value of the embedded conversion feature	(96,151)
Less: discount related to original issue discount	(3,849)
Add: amortization of discount	14,722
Carrying value of Convertible Notes as of June 30, 2020	$14,722

NOTE 7 – Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at June 30, 2020. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

June 30,
2020

Shares of common stock issuable upon exercise of debt	10,000,000
Estimated market value of common stock on measurement date	$0.18
Exercise price	$0.01
Risk free interest rate (1)	0.16%
Expected dividend yield (2)	0.00%
Expected volatility (3)	191%
Expected exercise term in years (4)	0.85 - 1.00

(1)	The risk –free interest rate was determined by management using the one month Treasury bill yield as of the valuation dates.

(2)	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

(3)	The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended June 30, 2020 is summarized as:

	Fair value at June 30,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$1,712,106	$-	$-	$1,712,106

				Derivative Liability
Derivative liability as of September 30, 2019				$-
Fair value at the commitment date for convertible instruments				1,716,818
Change in fair value of derivative liability				(4,712)
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability				-
Derivative liability as of June 30, 2020				$1,712,106

				Change in
				Fair Value of
				Derivative Liability*
Change in fair value of derivative liability at the beginning of period				$-
Day one gains/(losses) on valuation				(1,620,668)
Gains/(losses) from the change in fair value of derivative liability				4,712
Change in fair value of derivative liability at the end of the period				$(1,615,956)

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 8 – Commitments and Contingencies

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

Note 9 – Concentration of Credit Risk

The Company relies heavily on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

Note 10 – Common Stock

As of June 30, 2020, 1,011,254 shares of common stock with par value of $0.001 remains outstanding.

Note 11 – Subsequent Events

On July 29, 2020, the Company received a seventh subscription of its Convertible note offering for an aggregate principal amount of $25,000.

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

On April 30, 2020, Custodian Ventures, LLC, a Wyoming limited liability company (“CVL”) and Inspired Builders, Inc., a Nevada corporation (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with U Green Enterprise, a Ghana corporation (the “Purchaser”). The Agreement closed upon execution on April 30, 2020 (“Closing”). Pursuant to the Agreement, CVL agreed to sell and Purchaser agreed to purchase 956,440 restricted common stock shares of the Company (the “Shares”), representing approximately 94.6% of the Company’s outstanding shares of common stock. Pursuant to the Agreement, Purchaser agreed to pay CVL as follows: (i) $157,640 payable at the Closing in exchange for the Shares, and (ii) to repay the loan outstanding to CVL in amount of $67,360 immediately following the Closing. Additionally, the Company has entered into a consulting agreement with CVL for a 60 day term for the provision of transitional services for the benefit of the Company.  The Closing of the Agreement effectuated a change in control of the Company. As a result of the Closing, the Purchaser owns approximately 94.6% of the Company's issued and outstanding common stock.

On April 30, 2020, Mr. David Lazar resigned effective immediately as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director. Mr. Lazar’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted Mr. Lazar’s resignation on April 30, 2020. On that same date, Mr. Edward Somuah was appointed to serve as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and member of the Board of Directors to serve until the next annual meeting and until his successor is duly appointed. Mr. Somuah accepted such appointment on April 30, 2020.

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

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Operating Expenses

For the three months ended June 30, 2020, we incurred operating expenses of $33,608 as compared to $12,003 for the comparable period in 2019. Increase was attributable to increased consulting fees related to the change of control and legal fees.

Net Loss

For the three months ended June 30, 2020 we incurred a net loss of $1,665,758 as compared to $12,034 for the comparable period in 2019. The increase is attributable to loss on derivative of $1,615,956 associated with new convertible notes as well as interest expense $1,472 and amortization of debt discount of $14,722 associated with those notes.

For the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019.

For the nine months ended June 30, 2020, we incurred general and administrative expenses of $81,724 as compared to $47,084 in 2019. Increase was attributable to increased consulting fees related to the change of control and legal fees.

Net Loss

For the nine months ended June 30, 2020 we incurred a net loss of $1,710,680 as compared to a net loss of $47,178 for the comparable period in 2019. The increase is attributable to loss on derivative of $1,615,956 associated with new convertible notes as well as interest expense $1,472 and amortization of debt discount of $14,722 associated with those notes offset by $3,194 of cancellation of debt.

Liquidity and Capital Resources

As of June 30, 2020, we have $17,287 in current assets and $1,750,024 in current liabilities. We had $17,287 in cash and our working capital deficit was $1,732,737.

Cash Flows:

	For the nine months ended
	June 30,
	2020	2019
Cash Flows used in Operating Activities	$(94,167)	$(38,666)
Cash Flows used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	111,353	38,162
Net increase (decrease) in cash	$17,287	$(504)

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed financial statements for the nine months ended June 30, 2020, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1) Previously Filed

(2) Filed Herewith

*	Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIRED BUILDINGS, INC.

Date: August 14, 2020	By:	/s/ Edward Somuah
Edward Somuah, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)