Form 10-K
period 2020-09-30
Guskin Gold Corp.
filed 2021-01-08
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from __________ to __________

Commission file number: 333-171636

GUSKIN GOLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-1989147
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

2nd Brewery Link Box mp 2797

Momprobi-Accro, Ghana
(Address of principal executive offices and zip code)

+233 244 887 610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Par Value(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☒ Smaller Reporting company
☒ Emerging Growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of September 30, 2020, the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 7, 2021
Common stock, $0.001 par value	29,211,265

DOCUMENTS INCORPORATED BY REFERENCE: None.

GUSKIN GOLD CORP.

Form 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-K relate only to events or information as of the date on which the statements are made in this report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

ITEM 1. BUSINESS.

Corporate History

Guskin Gold Corp (fka Inspired Builders, Inc.), a Nevada Corporation (the “Company”, “Guskin”, “we”, and “us”), was previously located in Boston, Massachusetts. On January 13, 2012, pursuant to the change of control transaction, we relocated to Santa Monica, California. Until the change of control transaction, we focused on repairing and providing home improvements for homeowners. Until August 15, 2017 the Company was focused on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to another change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company.

On January 16, 2020, Santa Alba, LLC, our former majority shareholder, sold 956,440 shares of common stock to Custodian Ventures, LLC for an aggregate purchase price of $145,000. At this point there was a change of control of the Company and Kai Ming Zhao resigned as President, Secretary, Treasurer and Director and David Lazar was appointed as President, Secretary, Treasurer and Director.

On April 30, 2020, Custodian Ventures, LLC, a Wyoming limited liability company (“CVL”) and the Company entered into a Stock Purchase Agreement (“Agreement”) with U Green Enterprise, a Ghana corporation (the “Purchaser”). The Agreement closed upon execution on April 30, 2020. Pursuant to the Agreement, CVL agreed to sell and Purchaser agreed to purchase 956,440 restricted common stock shares of the Company (the “Shares”), representing approximately 94.6% of the Company’s outstanding shares of common stock. The Agreement resulted in a change of control of the Company and David Lazar resigned effective immediately as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director and Edward Somuah was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director.

On September 3, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Guskin Gold Corporation, a Nevada limited liability company (“GGC”), and the controlling stockholders of GGC (the “GGC Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired One Hundred Percent (100%) the issued and outstanding equity interest of GGC from the GGC Shareholders (the “GGC Shares”) and in exchange the Company issued to GGC an aggregate of Twenty-Eight Million Two Hundred Thousand (28,200,000) shares of restricted common stock of the Company. As a result of the Share Exchange Agreement, GGC become a wholly owned subsidiary of the Company. The Share Exchange Agreement contains customary representations and warranties. Further, the Share Exchange Agreement contains the following conditions to closing and the closing of the Share Exchange shall only occur once the following conditions have been satisfied: (i) approval from the Company’s shareholders; and, (ii) GGC provides the Company with audited financial statements, with such financial statements being prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (PCAOB).

As of September 22, 2020 (the “Closing Date”), GGC provided us with valid and accepted audited financial statements, accordingly the transactions contemplated by the Share Exchange Agreement have been satisfied, accordingly the Share Exchange Agreement is closed (“Closing”).

Concurrent with the Closing of the Share Exchange Agreement, the Company’s Board of Directors, having received the written consent of shareholders holding a majority of the Company’s outstanding shares of common stock, approved: (i) an amendment to the Company’s Articles of Incorporation to change the Company’s name from Inspired Builders, Inc. to Guskin Gold Corporation (the “Corporate Name Change”); and (ii) a change to the Company’s OTC trading symbol from ISRB to GUSK, or if unavailable to GGCO or GKIN (the “Symbol Change”). Nevada corporate law permits holders of a majority of the voting power to take shareholder action by written consent. Accordingly, the Company did not hold a meeting of its shareholders to consider or vote upon the Corporate Name Change or Symbol Change. The amendment to our articles of incorporation was made effective in Nevada on November 30, 2020.

On December 3, 2020, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Inspired Builders, Inc.” to “Guskin Gold Corp.” (the “Name Change”) and a change in the Company’s ticker symbol from “ISRB” to the new trading symbol “GKIN” (the “Symbol Change”). Trading under the new ticker symbol began at market opening December 4, 2020. No action is required from current shareholders in relation to the change in the trading symbol. The Company’s CUSIP will also change to 40330L100.

Accordingly, our current plan of operation consists of identifying, assessing and vetting various gold and mineral properties, specifically focusing on gold properties and the exploration and potential development of small-scale gold mining operations in Africa, as discussed in detail below. As the new business operations and direction of the Company shall be that of its wholly owned subsidiary, Guskin Gold Corporation, all references to “we”, “us”, “our”, the “Company”, etc., shall refer collectively to both our parent company and our operating subsidiary.

The Share Exchange Agreement is qualified in its entirety by the complete copy of the Share Exchange Agreement which was filed with the SEC on September 8, 2020, as part of our Current Report on Form 8-K as Item 10.01 and is incorporated by reference herein.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (“JOBS”) Act.

We shall continue to be deemed an emerging growth company until the earliest of

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b -2 of title 17, Code of Federal Regulations, or any ‘successor thereto’.

As an emerging growth company, we are exempt from Section 404(b) of Regulation S-K. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Our Growth Strategy & Corporate Values

Our long-term goal is to become a leading, sustainable and efficient small to medium sized gold producer. We intend to achieve this through creating value for our shareholders by minimizing risks related to exploration, mining, and processing of our mineral resources and increasing efficiency. Our primary focus is on gold production in Ghana, West Africa, but we may diversify into other minerals and countries over time.

People

We believe that people are our most important asset and it is our highest priority to create and maintain a safe and healthy working environment, from both personnel and an environmental prospective. We intend to operate all future properties and claims utilizing both cost effective and cutting-edge safety measures to ensure a sustainable working relationship for our employees and the communities in which we will operate.

Social responsibility

We intend to actively engage with the local communities in the areas in which we will operate by prioritizing the local population when employing staff.

Responsible mining

Environmental responsibility is a central issue in a company with operations involving environmental risks. Accordingly, we intend to adhere to the social, environmental, and economic principles of sustainable development, and the ongoing role of sustainability as a critical differentiating factor in who we are and how we conduct our business. Our commitment to sustainability includes the promotion of fundamental human rights, especially of those who live in the communities where we operate and those with whom we work.

Integrity and Corporate Governance

We will strive to continually evaluate the Company’s compliance with corporate governance standards, reviewing and monitoring the effectiveness of the Company’s policies, standards and practices directed to ensuring that the Company complies with applicable laws and regulations and conforms with the highest standards of financial and ethical behavior.

Risk management

We will intend to establish, maintain and evolve our risk management frameworks, systems, policies, standards and procedures to effectively manage financial, health, safety, environment, community and other operational risks and where those risks could have a material impact on the Company’s businesses and operations, formulating strategies for mitigating these risks for consideration by the Board.

Current Operations – Ghana, West Africa

Our business activity is the early-stage development of a business focusing on the acquisition of gold properties, and the exploration and potential development of gold mining operations in Africa, specifically focused currently in the Republic of Ghana, West Africa. Ms. Asante, our new CEO has travelled to Ghana four times over the past 18 months, for the purpose of meeting with geologist, attorneys and other qualified individuals in furtherance of identifying potential acquisition properties in Ghana and the subsequent exploration of these projects, if any, and the further development of these projects with the potential goal of attaining production of gold in Ghana. Ghana is a well-known mining jurisdiction with a long history of gold production and a highly trained workforce. The mining tenure, royalty and tax laws are stable and well legislated. While the Company’s current focus is in Ghana, we are actively seeking out opportunities throughout the continent of Africa.

As recommended by the Government of the Republic of Ghana, the Company has retained, as its local legal representative, Dr. Kweku Ainuson, who is a partner at AB Lexmall & Associates, located in Ghana, as a Consultant to the Company. Dr. Ainuson is providing the Company full legal representation in Ghana, including but not limited to assisting the Company in identifying and pursuing various opportunities to acquire mineral interest, mining claims, property and mineral exploration and mining issues, and he will assist the Company in all legal matter that arise from the forgoing, including acting as the Company’s liaison with the Government of Ghana in navigation of the complex mining and mineral right issues in Ghana, as further discussed below. Not only will the local legal representative conduct due diligence on the local company to ascertain the veracity of its mineral leases, he will advise the Company on changes in the laws and regulations governing our potential acquisitions in Ghana. Additionally, Dr. Ainuson shall police the processes leading to the incorporation of the company with the Registrar Generals Department, registration with the Ghana Investment Promotion Centre and the application of the mineral rights from the Minerals Commission of Ghana, and Dr. Ainuson shall also be responsible for the formulation and the drafting of agreements to govern all transactions in Ghana.

Further, the Company has engaged three qualified individuals as geological consultants with global experience in the mineral and mining sector, who are assisting the Company in the identification and assessment of projects currently under review, or under letter of intent and projects to be pursued in the immediate future.

To this end, the Company has, as of the date of this Report, entered into two Letters of Intent and has had lengthy negotiations and discussions with multiple companies and claim holders in Ghana relating to the possibility of potential business relationships including but not limited to partnerships, joint ventures, earn-in/opt-in agreements and/or the sale and purchase agreement regarding those properties. Although, the Company has not entered into any definitive agreements relating to any specific property, we are confident that we may finalize negotiations relating to a potential property in the near future. We believe the prospects in Ghana present multiple opportunities for the Company to identify and enter into mutually beneficial agreement that may propel the business forward.

In conducting due diligence on any potential property, the Company focuses on the following critical factors when evaluating each properties merit:

●	the historical exploration work completed to date, including but not limited to, all geological, geochemical, geophysical, drill and core samples, and exploration data(s) and maps, all technical data; and,

●	the legal, government, and or regulatory affairs of the business or property.

The Company is seeking opportunities in the alluvial and or hard-rock gold sector. We believe these sectors will give us the best advantage in Ghana initially. By way of example and for clarity, there are two types of gold: alluvial gold that is often found in riverbeds and amalgam gold that is located in ore. In Ghana, both types of gold exist, however, initially we are focused on identification of properties where alluvial mining would be the method for extracting any gold deposits as we believe these will be more be financially beneficial to the Company and our shareholders.

A successful approach to gold exploration involves a variety of traditional exploration techniques coupled with modern technological advances utilized in close conjunction in a systematically outlined manner that adhere strictly to industry standards to produce acceptable results. An example of this approach is outlined as follows:

Field Mapping

The foremost activity to be carried out in any new exploration would be field mapping. Here, field geologists and technicians will work hand in hand to assess the ground conditions and to evaluate the nature of current ground conditions. This among other things will reveal field intricacies included but not limited to artisanal workings for instance. The mapping team would be tasked to also locate the reported any old trenches and mark them out for follow up. They will carry out geological mapping such as mapping of outcrops. Another task to be carried out by the team would be to map out low lying areas which in turn will help in the future soil geochem planning.

Soil Sampling

Obtaining and storing a small amount of soil for visual inspection and laboratory testing for the determination of the soil unit geological provenance, characteristics and geotechnical engineering design parameters

Trenching

Trenching is going to be a major exploration technique on any property being explored by the Company. Trenches or pits may be dug by mechanical excavators as part of mineral exploration or mining permits. Trenches and pits may be dug when areas of earth containing minerals are shown to be present and need further testing. The trenching will be done in phases within the exploration campaign. Areas deemed as more prospective by virtue of the soil geochem results will be treated as high priority areas. Positive outcomes will warrant adjacent trenches to be opened along strike and that will be done when results are received from the laboratory.

Auger Drilling & Geophysical

In areas where trenching becomes a challenge, auger drilling would be the ideal approach to turn to. Such an approach is carefully followed through when there is a positive indication as to the continuation an anomaly. Geophysical surveys could also come in handy in confirming such scenarios but must be done with caution especially where there is limited geological evidence to prove such an occurrence. When there is great certainty of continuation of anomalous trends into alluvial terrains; such terrains will be auger drilled to verify the continuity of anomalies at depth.

Drilling

If the foregoing approach indicates noteworthy gold targets, coupled with the geophysics, the next step will be to complete a preliminary drill program to evaluate the potential size and nature of the deposit (s) there is within the prospects.

Quality Assurance Quality Control (QAQC)

A good Quality Control Quality Assurance program will identify problems in the sampling and analyses stream so that they may be fixed as soon as possible. QAQC will be designed and implemented to accompany all datasets during the exploration program especially during the drilling phase. The objective of the QAQC implementation is largely to ensure general sample quality as well as guaranteed results at all stages of drilling. It is a best practice that every drill database be accompanied by a sound QAQC program as a stamp of authority at all times. To this end, there is a huge responsibility to the technical (geological) team to ensure that human errors are reduced to the barest minimal and that will pave way to be able to monitor the laboratory in an effective manner.

Operations in Ghana

Ghana is situated on the west coast of Africa, approximately 600 kilometers (“km”) north of the Equator on the Gulf of Guinea. Accra, the capital city of Ghana, is located almost exactly on the Prime Meridian. The former British colony changed its name from the Gold Coast to Ghana upon achieving independence on March 6, 1957. Ghana is now a republic with a population of approximately 28 million people and a democratically elected government. English remains the official and commercial language.

Ghana is the fastest growing economy in the world according to the World Bank’s Ease of Doing Business Report 2019. It also has one of the best judicial systems in the world measured by rule of law, World Justice Projects (WJP) Rule of Law Index 2017-2018. In 2015, Ghana ranked 6th in Africa on the World Bank’s Ease of Doing Business barometer. It’s ranked as the most stable political environment in West Africa, with the most competitive economy, backed by a government committed to policies that reduce the cost of doing business and promoting investor confidence. Growth potential can be seen through improved taxes in Ghana. Ghana cut its corporate tax rate in 2016 and 2017 and has a mineral royalty to a sliding scale based on gold prices, from a 5 percent flat rate.

The Ghanaian legal system is generally modelled after and based on the British common law. The laws of Ghana include the Constitution, national laws passed by Parliament (or under authority granted by Parliament) and the common law of Ghana. The common law of Ghana includes customary rules which apply to particular communities in Ghana and which may or may not be consistent with the Constitution or a specific national law.

Ghana is a mining friendly country with two mining colleges and a large workforce trained in the disciplines of geology, exploration methods and mining engineering.

The Company is of the view that any risks associated with its corporate structure and its foreign operations are minimal and can be effectively managed by the Company without undue burden or associated costs.

Rights in Ghana

The Constitution of Ghana vests title in every mineral in its natural state to the Government of Ghana. The exercise of any mineral right in the form of reconnaissance, exploration or exploitation of any mineral in Ghana requires an appropriate license or mineral right to be issued by the Government of Ghana acting through the Minister responsible for Lands and Natural Resources. The Minister responsible for Lands and Natural Resources administers, promotes and regulates Ghana’s mineral wealth through the Minerals Commission, a governmental organization designed in accordance with the Minerals Commission Act 1993 (Act 450) and the Minerals and Mining Act 2006 (“2006 Mining Act”).

Pursuant to the 2006 Mining Act, a number of regulations were passed in 2012 to clarify and implement provisions of the 2006 Mining Act. These regulations relate to matters such as licensing, local content, technical issues, mineral right holding costs, mine support services and payment of compensation to persons impacted by mining operations. Once a license or mineral right is issued to an entity by the Government of Ghana, Ghanaian mining laws prevent that license or mineral right from being transferred, assigned or mortgaged by the licensee or mineral right holder without the prior written approval of the Government of Ghana. The Ghana Minerals Commission is also required to maintain a public register of all applications, grants, variations, transfers, suspensions and cancellations of such licenses or mineral rights. Official searches may be conducted in the public register to obtain information regarding any license or mineral right granted by the Government of Ghana.

In order to confirm the Company’s title in its material mineral properties, the Company will, from time to time, obtain legal opinions from its local Ghanaian counsel regarding rights, title and interests in and to its material mineral properties.

Ghanaian law sets mineral royalties at a flat rate of 5% of mineral revenues.

Government Regulation

General

The Company’s activities are subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review, or administrative action or the adoption of new laws could have a material adverse effect upon the Company and its results of operations.

Environmental matters in Ghana, including those related to mining, fall primarily under the oversight of the Environmental Protection Agency (“EPA”), as well as the Minerals Commission and their Mines Inspectorate Division. The EPA has acts and regulations that govern, among other things, environmental and socioeconomic impact assessments and statements, environmental management plans, emissions to the environment, environmental auditing and review, and mine closure and reclamation, to which the Company’s operations are subject. Additional provisions governing mine environmental management are provided in the Minerals and Mining Act, 2006, and Minerals and Mining Regulations, 2012.

The Company’s future mining, processing, development, and mineral exploration activities will also subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land rights of local people and other matters. New rules and regulations may be enacted or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on the Company’s financial position and results of operations.

Market, Customers, and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high-risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The mineral exploration industry is highly competitive. We are a new and exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of Ghana, the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable gold or mineral properties or interests, and we cannot give any assurance that suitable gold or mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the gold or mineral industry by:

●	keeping our costs low;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Legal Proceedings

None. From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We are not aware of any threatened or pending litigation.

Employees

Other than our officers and directors, we currently have no full-time employees.

Mine Safety Disclosures

No information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is required to be disclosed herein because we are not the operator of any mine.

Intellectual Property

None.

Research and Development

We have not incurred any research and development expenses since our inception.

Company’s Common Stock

Our common stock trades on the OTC Pink Market Place under the symbol “GKIN.” On December 3, 2020, FINRA to declared effective our corporate action to change the Company’s OTC trading symbol from ISRN to GKIN and change our name to “Guskin Gold Corp.” from Inspired Builders, Inc. Trading under the new ticker symbol began at market opening December 4, 2020. No action is required from current shareholders in relation to the change in the trading symbol. The Company’s CUSIP will also change to 40330L100.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently own no real property. We currently do not lease any physical office space. We receive mail at 2nd Brewery Link Box mp 2797, Momprobi-Accro, Ghana. Our mailing address in the US is that of our registered agent, at 50 West Liberty Street Suite 880, Reno, NV, 89501. We believe a digital office space will fit our current needs for the immediate future.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Description of Securities

Our authorized capital stock consists of 250,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock of which NIL have been designated.

Common Stock

Of the authorized common stock, 29,211,265 shares are outstanding as of immediately after the closing of the Share Exchange Agreement. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Nevada corporate law. The holders of our common stock do not have cumulative voting rights, which mean that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully- paid and nonassessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

Preferred Stock

There are no shares of Preferred Stock outstanding.

Stock Transfer agent

The stock transfer agent for our securities is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598

Market Information

Our common stock commenced quotation on the OTC Markets under the trading symbol “ISRB” on April 8, 2011. The OTC Markets is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. Since being listed on the OTC Market in April 2011, our common stock has only had limited trading volume, the last recorded trade of the Company’s stock was in September 2018. We currently trade on the OTC Pink.

As there is only a limited public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or he desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Pink Market Place under the symbol “GKIN.” On December 3, 2020, FINRA to declared effective our corporate action to change the Company’s OTC trading symbol from ISRN to GKIN and change our name to “Guskin Gold Corp.” from Inspired Builders, Inc. Trading under the new ticker symbol began at market opening December 4, 2020. No action is required from current shareholders in relation to the change in the trading symbol. The Company’s CUSIP will also change to 40330L100.

In the past 2 years, our stock has not had any trades. The last reported trade was September 14, 2018 at $0.18 per share.

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

Penny Stock Considerations

Our shares likely will be “penny stocks” as that term is generally defined in the Exchange Act and the rules and regulations promulgated thereunder to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or an income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of Selling Stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Stockholders

As of the date of this Annual Report, we had 25 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Stock Incentive Plan

We do not have a stock incentive plan.

Recent Sales of unregistered Equity Securities

On September 22, 2020, in connection with the closing of the Share Exchange Agreement with Guskin Gold Corporation, the Company issued an aggregate of Twenty-Eight Million Two Hundred Thousand (28,200,000) restricted common stock shares.

The issuances of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one of the following exemptions:

(a)The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the period May 28, 2020 (inception) to September 30, 2020. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

On September 22, 2020, Inspired Builders, Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Guskin Gold Corporation, a Nevada limited liability company (“GGC”), and the controlling stockholders of GGC (the “GGC Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired One Hundred Percent (100%) the issued and outstanding equity interest of GGC from the GGC Shareholders (the “GGC Shares”) and in exchange the Company issued to GGC an aggregate of Twenty-Eight Million Two Hundred Thousand (28,200,000) shares of restricted common stock of the Company.

As a result of the acquisition, we acquired all of the business operations and will continue the existing business operations of GGC as a wholly-owned subsidiary of our publicly-traded company.

As the result of this acquisition and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of GGC, the accounting acquirer, prior to the acquisition are considered the historical financial results of the Company.

The Company’s fiscal year end is September 30.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However, this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

The following discussion highlights GGC’s results of operations and the principal factors that have affected its financial condition as well as its liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s audited consolidated financial statements contained in this report, which were prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Results of Operations

For the period from May 28, 2020 (inception) to September 30, 2020.

For the period from May 28, 2020 (inception) to September 30, 2020, we incurred operating expenses of $68,144. The operating expenses were attributable to accounting, legal and consulting fees related to the reverse merger.

Net Loss

For the period from May 28, 2020 (inception) to September 30, 2020 we incurred a net loss of $71,150. The net loss is attributable to accounting, legal and consulting fees related to the reverse merger as well as amortization of debt discount of $2,614.

Liquidity and Capital Resources

As of September 30, 2020, we have $13,767 in current assets and $2,231,316 in current liabilities. We had $13,767 in cash and our working capital deficit was $2,217,549.

Cash Flows:

For the period May 28, 2020 to September 30,
2020
Cash Flows Used in Operating Activities	$(37,127)
Cash Flows Provided by Investing Activities	27,500
Cash Flows Provided by Financing Activities	23,394
Net increase in cash	$13,767

Cash Flows Used in Operating Activities

We used $37,127 of cash in our operating activities. These are attributable to our net loss adjusted by the non-cash items of $28,200 for the fair value of shares issued for services and $2,614 for amortization of debt discount. This was also offset by $3,220 of increase in accounts payable and accrued interest.

Cash Flows Provided by Investing Activities

We received $27,500 of cash under the reverse merger.

Cash Flows Provided by Financing Activities

We received $23,394 from the issuances of loans payable from related parties totaling $15,894 and a note payable from an unrelated party in the amount of $7,500.

Going Concern and Management’s Liquidity Plans

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $71,150 for the period from May 28, 2020 (inception) to September 30, 2020. In addition, the Company has an accumulated deficit of $71,150 and a working capital deficit of $2,217,549 as of September 30, 2020.

The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund the operations. The Company is unable to predict the ultimate impact at this time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

We believe the following is among the most critical accounting policies that impact or consolidated financial statement. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements annexed to this Form 10-K for the period from May 28, 2020 (inception) to September 30, 2020 begin on page F-1 and have been audited by our independent accountants, Liggett & Webb. P.A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief executive officer and Chief financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of September 30, 2020, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties. and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended September 30, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers and Term of Office

The following table sets forth the names and ages of our current directors and executive officers and those of our wholly owned direct subsidiary and indirect wholly owned subsidiaries. Our Board of Directors appoints our executive officers. Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified. There are no family relationships among our directors or executive officers. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Name and Address of Beneficial Owner Directors and Officers:	AGE	Position	Date of Appointment
Naana Asante	44	CEO and Director	September 22, 2020 (1)
Edward Somuah	31	CFO, President, Secretary, Treasurer and Director	April 30, 2020 (2)

(1)	On September 22, 2020, pursuant to the terms and conditions of the Share Exchange Agreement, the Board of Directors (the “Board”) of the Company held a Special Board of Directors Meeting whereby they appointed Mrs. Naana Asante to the serve as member of the Company’s Board of Directors and as the Company’s Chief Executive Officer.

(2)	On April 30, 2020, Mr. Edward Somuah, age 31, was appointed to serve as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and member of the Board of Directors. Effective September 22, 2020, Edward Somuah, the Company’s current sole officer and director, tended his resignation as Chief Executive Officer of the Company.

Information about our Executive Officers

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Naana Asante – Mrs. Asante, has been actively pursuing business opportunities in Ghana’s mineral and precious metal commodifies industry over the past five years. Most notably, she has traveled to Ghana on four separate occasions over the past twelve months to develop and formalize her private exploration and mining interests. She has met with over 50 individuals and companies active in the exploration, mining, refinement, and import/export business, including by example Gold Coast Mining, PMMC, Blaze Metals and U Green Enterprise, a company associated with Mr. Somuah. Mrs. Asante has a considerable network in Ghana’s finance, banking, government, and import/export sectors, in addition to many personal relationships with landowners of high-value, exploration targets in some of Ghana’s most prominent gold-bearing areas.

A Ghana native, Mrs. Asante grew up and went to college in Ghana, majoring in marketing, and immigrated to the United States in 1999. Mrs. Asante is a professional businesswoman who has owned her own businesses in the USA and Ghana, and practiced residential and commercial real estate in San Jose, CA for the past 2 years.

Edward Somuah - Mr. Edward Kofi Somuah is an entrepreneur and co-founder of several private companies. Mr. Somuah is an active investor and African business start-up advocate for international businesses in Africa and with core discipline focuses in mining, finance, real estate, construction, logistics management

Mr. Somuah has been a founder and/or director in 5 companies over the last ten years including Coreplay Logistics, Permanent Supply Group, MasterLine, and Awacon Construction.A passionate business activist for Ghana, Mr. Somuah has led business management and strategies to win major private and public contracts including the Seblemi Housing Project, a 1,500 unit affordable housing program in Ghana, and with industry leaders including United Steel, Fabrimetals, Ofori, and Fredcons.

Mr. Somuah graduated from the University of Ghana, honored the National Services tradition as a Teaching Assistant, and then began his successful business career in mining, real estate, construction, and import/export logistics.

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Significant Employees

While the Company has engaged various consultants, other than management, we currently have no significant employees.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

Committees of the Board of Directors

The Company does not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are undertaken by our Board of Directors

Audit Committee

The Company has not established a separately designated standing audit committee. However, the Company intends to establish a new audit committee of the Board of Directors that shall consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Since inception, we have not had a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors was not required.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)(2)	Total ($)
Naana Asante(3) CEO & Director	2020	NIL	NIL	NIL
	2019	-	-	-
	2018	-	-	-
Edward Somuah(4) Former CEO Current CFO, Secretary & Director	2020	NIL	NIL	NIL
	2019	-	-	-
	2018	-	-	-
David Lazar(5) Former CEO, CFO, Secretary & Director	2020	NIL	NIL	NIL
	2019	-	-	-
	2018	-	-	-
Kai Ming Zhao(6) Former Sole-Officer & Director	2020	NIL	NIL	NIL
	2019	NIL	NIL	NIL
	2018	NIL	NIL	NIL
Scott Silverman(7) Former Sole-Officer & Director	2020	-	-	-
	2019	-	-	-
	2018	-	$90,000	$90,000

1.	We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

2.	The “All Other Compensation” column is used to disclose the aggregate amount of all compensation that the Company could not properly report in any other column of the Summary Compensation Table (with a limited exceptions).

3.	Ms. Naana Asante was appointed as the CEO and Director of the Company as of September 22, 2020.

4.	Mr. Edward Somuah was originally appointed as the sole-officer and director of the Company on April 30, 2020. As a result of the Share Exchange Agreement, on September 22, 2020, Mr. Somuah resigned from the position of Chief Executive Officer, however he remains as the Company’s, Chief Financial Officer, Secretary and as a member of the Company’s Board of Directors.

5.	Mr. David Lazar was appointed as the Company’s sole-officer and director on January 28, 2020, he resigned from all positions held with the Company as of April 30, 2020.

6.	Mr. Kia Ming Zhao was appointed as the Company’s sole-officer and director on February 15, 2018, he resigned from all positions held with the Company as of January 28, 2020

7.	Mr. Scott Silverman was appointed as the Company’s sole-officer and director on August 15, 2017, he resigned from all positions held with the Company as of February 15, 2018.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions. The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of January 7, 2021, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of September 30, 2020 and January 7, 2021 there were 29,211,265 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class%(7)
Naana Asante, CEO and Director(1) 2nd Brewery Link Box mp 2797 Momprobi-Accro, Ghana	15,000,000	51.35%
Edward Somuah, CFO, President and Director (2) 2nd Brewery Link Box mp 2797 Momprobi-Accro, Ghana	956,440	3.27%
All Directors and Executive Officers as a Group	15,956,440	54.62%
5%+ Shareholders
Akwasi Bonsu(3) 2nd Brewery street, MP box 2797 Mamprobi-Accra Ghana	3,250,000	11.13%
Diego Manfredi(4) Fracc Selvanova M 7 L20 Calle Areno, No Ext Depto 703-1 Condominio Coto 7 CP 77723 Zona Urbana B, Solidaridad	3,250,000	11.13%
Participator Ventures, Inc.(5) 1 King West, Suite 2209 Toronto, Ontario, M5H 1A1 Canada	3,000,000	10.27%
Confederate Capital LLC(6) 401 Ryland street. STE 200-A Reno NV 89502	3,500,000	11.98%

(1)	Naana Asante is the Company’s current CEO and member of the Company’s Board of Directors, she received the shares a part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which she was a former shareholder.

(2)	Edward Somuah is the current Chief Financial Officer, Secretary, Treasurer and Member of the Board of the Company; his beneficial ownership includes 956,440 shares of common stock indirectly owned by U Green Enterprises; U Green Enterprises is a Ghana corporation. Mr. Somuah has voting and dispositive control over U Green Enterprises.
(3)	Akwasi Bonsu received the shares a part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which he was a former shareholder. Mr. Bonsu is associated with UGreen Company Ltd., a company having loans payable owed to them by Guskin Gold Corporation.
(4)	Diego Manfredi received the shares a part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which he was a former shareholder.

(5)	Participator Ventures, Inc. received the shares a part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which it was a former shareholder. Andrew Jenkins, has voting and dispositive control over these shares as he is a director of Participator Ventures, Inc.
(6)	Confederate Capital LLC received the shares a part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which it was a former shareholder. Kevin Wright has voting and dispositive control over these shares as he is the sole-officer and director of Confederate Capital LLC.
(7)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 7, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Ms. Naana Asante and Mr. Edward Somuah are related, Mr. Somuah is Ms. Asante’s nephew. Although they are “related parties”, the Company believes that the collective interest, in moving the Company forward with its current plan of operations, are aligned between them as to not cause any past, present or future conflict of interest between themselves or with the Company’s shareholders. All transaction as of the date of this Report are deemed arm’s length between the parties.

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the company received an additional $354. The unsecured loans mature on June 1, 2021 and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for consulting fees paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses on behalf of the Company The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $78.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Chief Financial Officer. As of September 30, 2020, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors’ consent; and,

●	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Liggett & Webb, for the fiscal periods shown.

	For the years ended
	September 30, 2020	September 30, 2019
Audit Fees	$20,000	$14,000
Audit Related Fees	7,875	-
Tax Fees	-	-
All Other Fees	-	-
Total	$27,875	$14,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

Audit-Related Fees are fees for assurance and related services by the principal accountant that are traditionally performed by the principal accountant and which are reasonably related to the performance of the audit or review of the registrant’s financial statements and fees attributed to the audit of Guskin Gold Corporation, our wholly owned subsidiary.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal period from May 28, 2020 (inception) to September 30, 2020. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	Consolidated Financial Statements:

(b)	Exhibits:

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

3.4	Certificate of Amendment to Articles of Incorporation, dated November 30, 2020(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

10.2	Share Exchange Agreement, dated September 3, 2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1)	Previously Filed

(2)	Filed Herewith

*	Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guskin Gold Corp.

Date: January 8, 2021	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: January 8, 2021	By:	/s/ Edward Somuah
	Name:	Edward Somuah
	Title:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Guskin Gold Corp.

Date: January 8, 2021	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer and Director

Date: January 8, 2021	By:	/s/ Edward Somuah
	Name:	Edward Somuah
	Title:	Chief Financial Officer (Principal Accounting Officer) and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Guskin Gold Corporation (formerly known as Inspired Builders, Inc)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Guskin Gold Corporation and Subsidiary (formerly known as Inspired Builders, Inc) (the “Company”) as of September 30, 2020, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the period from May 28, 2020 (inception) to September 30, 2020 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the period from May 28, 2020 (inception) to September 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 in the consolidated financial statements, the Company has a net loss, an accumulated deficit and a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2014

Boynton Beach, Florida

January 8, 2021

GUSKIN GOLD CORPORATION

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$13,767
TOTAL ASSETS	$13,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$22,549
Loan payable - related party	30,390
Convertible notes payable (net of unamortized discount)	45,764
Notes payable	7,500
Derivative liability	2,125,113
TOTAL LIABILITIES	2,231,316

Commitments and Contingencies (See Note 11)	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at September 30, 2020	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 29,211,265 shares issued and outstanding at September 30, 2020	29,211
Capital deficiency	(2,175,610)
Accumulated deficit	(71,150)
TOTAL STOCKHOLDERS’ DEFICIT	(2,217,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,767

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORPORATION

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from May 28, 2020 (inception) to September 30, 2020
Operating expenses
Professional fees	$66,078
General and Administrative expenses	2,066
Total operating expenses	68,144

Loss from operations	(68,144)

Other Income (Expenses)
Change in fair value of derivative	12
Interest expense	(3,018)
Total other expenses	(3,006)

Provision of income taxes	-

Net loss	$(71,150)

Net loss per common share – basic and diluted	$(0.00)

Weighted average common shares outstanding – basic and diluted	28,964,615

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORPORATION

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

MAY 28, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Common Stock: Shares	Common Stock: Par Value	Capital Deficiency	Accumulated Deficit	Total
Balance – May 28, 2020 (inception)	-	$-	$-	$-	$-

Common stock issued to founder	15,000,000	15,000	-	-	15,000

Common stock issued for services	13,200,000	13,200	-	-	13,200

Share exchange and reverse merger	1,011,265	1,011	(2,175,610)	-	(2,174,599)

Net loss	-	-	-	(71,150)	(71,150)

Balance – September 30, 2020	29,211,265	$29,211	$(2,175,610)	$(71,150)	$(2,217,549)

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORPORATION

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 28, 2020

(INCEPTION) TO SEPTEMBER 30, 2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(71,150)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued to founder	15,000
Shares issued for services	13,200
Change in fair value of derivative	(11)
Amortization of debt discount	2,614
Changes in assets and liabilities
Accounts payable and accrued interest	3,220
NET CASH USED IN OPERATING ACTIVITIES	(37,127)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired under reverse merger	27,500
NET CASH PROVIDED BY INVESTING ACTIVITIES	27,500

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party debt	15,894
Proceeds from notes payable	7,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,394

NET INCREASE IN CASH	13,767
CASH – BEGINNING OF PERIOD	-
CASH – END OF PERIOD	$13,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for:
Interest	$-
Income taxes	$-

Supplemental disclosure of non-cash investing and financing activities:
Recapitalization – reverse merger	$2,174,599

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORPORATION

FKA INSPIRED BUILDERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 28, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Inspired Builders, Inc. (the “Company”, “Guskin”, “We”, and “Us”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017 the Company was directing its focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company.

On January 16, 2020, Santa Alba, LLC sold the 956,440 shares of common stock to Custodian Ventures, LLC for an aggregate purchase price of $145,000. At this point there was a change of control of the Company and Kai Ming Zhao resigned as President, Secretary, Treasurer and Director and David Lazar was appointed as President, Secretary, Treasurer and Director.

On April 30, 2020, Custodian Ventures, LLC, a Wyoming limited liability company (“CVL”) and the Company entered into a Stock Purchase Agreement (the “Agreement”) with U Green Enterprise, a Ghana corporation (the “Purchaser”). The Agreement closed upon execution on April 30, 2020 (“Closing”). Pursuant to the Agreement, CVL agreed to sell and Purchaser agreed to purchase 956,440 restricted common stock shares of the Company (the “Shares”), representing approximately 94.6% of the Company’s outstanding shares of common stock. Pursuant to the Agreement, Purchaser agreed to pay CVL as follows: (i) $157,640 payable at the Closing in exchange for the Shares, and (ii) to repay the note outstanding to CVL in amount of $67,360 immediately following the Closing. The Agreement resulted in a change of control of the Company and David Lazar resigned effective immediately as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director and Edward Somuah was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director.

Guskin Gold Corporation (“GGC”) was incorporated in May 28, 2020 in the state of Nevada. GGC’s business activity is the early-stage development of a business focusing on the acquisition of gold properties, and the exploration and potential development of small-scale gold mining operations in the Republic of Ghana, West Africa.

On September 3, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with GGC, and the controlling stockholders of GGC (the “GGC Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired One Hundred Percent (100%) the issued and outstanding equity interest of GGC from the GGC Shareholders (the “GGC Shares”) and in exchange the Company issued to GGC an aggregate of Twenty-Eight Million Two Hundred Thousand (28,200,000) shares of restricted common stock of the Company.

The Share Exchange is accounted for as a reverse recapitalization under U.S. GAAP as the Share Exchange results in a change of control of the Company. GGC was determined to be the accounting acquirer based upon the terms of the Share Exchange and other factors including: (i) GGC’s shareholders are expected to own approximately 96.54% of the Company issued and outstanding common stock immediately following the effective time of the Share Exchange (the “Closing”), and (ii) GGC’s management will hold all key positions in the management of the combined company.

As of September 22, 2020 (the “Closing Date”), GGC provided us with valid and accepted audited financial statements, accordingly the transactions contemplated by the Share Exchange Agreement have been satisfied, accordingly the Share Exchange Agreement is closed (“Closing”).

The Company filed the Amended Articles of Incorporation effecting the Name Change with the Nevada Secretary of State, effective November 30, 2020. As previously reported, shareholders approved the Name Change and Symbol Change on September 22, 2020 in connection with the Closing of the Share Exchange Agreement between the Company and Guskin Gold Corp.

On December 3, 2020, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Inspired Builders, Inc.” to “Guskin Gold Corp.” (the “Name Change”) and a change in the Company’s ticker symbol from “ISRB” to the new trading symbol “GKIN” (the “Symbol Change”). Trading under the new ticker symbol began at market opening December 4, 2020. The Company’s CUSIP also changed to 40330L100.

Note 2 – Summary of significant accounting policies

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and GGC, its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at September 30, 2020.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were no cash equivalents at September 30, 2020. The Company has cash held with an escrow agent. As of September 30, 2020, $13,752 was held with an escrow agent.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of September 30, 2020, the Company had $125,000 in convertible debt which if exercised would convert into 12,500,000 shares of common stock. The shares issuable upon conversion of convertible debt are excluded from loss per share calculation as their effect are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in valuation of equity-based transactions, valuation of derivative liabilities and valuation of deferred taxes.

Revenue Recognition

The Company accounts for revenue under Accounts Standard Codification(“ASC”) ASC 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company has only recently changed its business focus to its current business of exploration, development, production, and export of gold in Ghana, and to smartly find, build, and operate profitable gold and precious metal properties. Consequently, we have only limited operating history and an unproven business strategy, no current properties and prospects that have yet to be developed. As such, no revenue has been recognized to date.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Investments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable, accrued liabilities, convertible notes, loans payable, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments due to their short-term maturities.

We account for derivative liability at fair value on a recurring basis under level 3 at September 30, 2020 (see Note 9).

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2020, the Company had a derivative liability of $2,125,113.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Reverse Merger

On September 03, 2020, the Company and its controlling stockholders entered into a Share Exchange Agreement (the “Share Exchange”) with GGC and the shareholders of GGC. GGC’ current plan of operation consists of identifying, assessing and vetting various gold and mineral properties, specifically focusing on gold properties and the exploration and potential development of small-scale gold mining operations in the Republic of Ghana, West Africa.

At the closing of the transactions contemplated by the Share Exchange (the “Closing”), in exchange for 28,200,000 shares of GGC’ common stock which represents 100% of the currently issued and outstanding capital stock of GGC, the Company will issue 28,200,000 newly issued shares of the Company’s common stock to the GGC’ shareholders, representing approximately 96.54% of the Company’s issued and outstanding common stock of the Company upon Closing. As a result of the Share Exchange, GGC shall become the Company’ wholly owned subsidiary, and the Company shall acquire the business and operations of GGC. The Closing of the Share Exchange is subject to certain conditions, including the approval of the Company’s shareholders. The Share Exchange closed September 22, 2020.

For accounting purposes, GGC is considered to be the acquiring company and the Share Exchange was accounted for as a reverse recapitalization of the Company by GGC because (i) GGC’ shareholders own approximately 96.54% of the Company’s issued and outstanding common stock immediately following the effective time of the Share Exchange, and (ii) GGC’ management holds all key positions in the management of the combined company following the Closing. Under reverse recapitalization accounting, the assets and liabilities of the Company are recorded, as of the Closing, at their fair value which approximates its book value because of the short-term nature of the instruments. No goodwill or intangible assets were recognized. Consequently, the financial statements of GGC reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer.

The following is the fair value of the assets acquired and the liabilities assumed by GGC in the Share Exchange:

Total Assets assumed	$27,502
Total Liabilities assumed	(2,202,101)
Net Liabilities assumed	$(2,174,599)

Note 4 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $71,150 for the period from May 28, 2020 (inception) to September 30, 2020. In addition, the Company has an accumulated deficit of $71,150 and a working capital deficit of $2,217,549 as of September 30, 2020.

The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 5 – Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021 and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $78.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Chief Financial Officer. As of September 30, 2020, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

Note 6 – Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2020, $7,500 of note payable remains outstanding.

Note 7 – Income taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to 100% of the deferred tax asset has also been recorded resulting in no net deferred tax asset. The cumulative deferred tax asset which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended September 30,	2020
Book loss for the year	$(71,150)

Temporary differences:
Accrued interest	4,702

Permanent differences:
Stock based compensation	28,200
Amortization of debt discount	2,614
Change in derivative liability	(12)
Tax loss for the year	(35,646)

Estimated effective tax rate	21%
Deferred tax asset	$(7,486)
Less: Valuation allowance	7,486
Net Deferred tax asset	$—

Rate Reconciliation:

For the period from May 28, 2020 (inception) to September 30, 2020
Federal income tax at statutory rate	$(14,942)
Temporary difference	987
Permanent difference	6,469
Change in Valuation Allowance	7,486
$—

The tax period since inception is open for examination by taxing authorities through 2025.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that because of various stock issuances following the reverse merger, an ownership change as defined in the provisions of Section 382 of the IRC occurred on September 22, 2020. Such ownership change resulted in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company estimates that $950,000 of its NOL carryforwards were effectively eliminated under Section 382 for federal income tax purposes. A portion of the remaining NOL carryforwards limited by Section 382 will become available each year. Limitations on NOL carryforwards relating to change in ownership may be imposed during the year ended September 30, 2020. The Company’s Section 382 estimated analysis has not been completed through September 30, 2020.

Note 8 – Convertible notes

On September 22, 2020, the Company assumed a convertible note offering of up to $3,000,000 under regulation S as part of the reverse merger with Inspired Builders, Inc. The note offering calls for a minimum investment of $10,000. The note bears an interest rate equal to 10% per annum and matures after one year from the date of subscription. The note is convertible at the rate equivalent to the lessor of $0.01 per share or a 20% discount to market based upon the 10-day Volume Weighted Average Price (VWAP) prior to Maturity. The Company intends to regularly issues notes payable which are convertible at a discount of the trading price of the Company’s common stock. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The company assumed seven convertible note subscriptions totaling $125,000 with unrelated parties. The convertible notes have an original issuance cost of $7,360, and a debt discount of $117,640 for the fair value of the embedded conversion feature on issuance dates. On September 22, 2020, we assumed convertible notes totaling $42,987, net of debt discount of $82,013. Amortization of debt discount from September 22, 2020 to September 30, 2020 totaled to $2,614. As of September 30, 2020, accrued interest on these notes totaled to $4,576.

A summary of value changes to the notes for the period ended September 30, 2020 is as follows:

Carrying value of Convertible Notes as of May 28, 2020 (inception)	$-
Convertible notes assumed – reverse merger	125,000
Less: debt discount	(79,236)
Carrying value of Convertible Notes, net as of September 30, 2020	$45,764

Note 9 – Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at September 30, 2020. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

September 30,
2020
Shares of common stock issuable upon exercise of debt	12,500,000
Estimated market value of common stock on measurement date	$0.18
Exercise price	$0.01
Risk free interest rate (1)	0.11 – 0.16%
Expected dividend yield (2)	0.00%
Expected volatility (3)	91.28 - 191%
Expected exercise term in years (4)	0.60 - 1.00

(1)	The risk –free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
(2)	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
(3)	The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.
(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended September 30, 2020 is summarized as:

	Fair value at September 30,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$2,125,113	$-	$-	$2,125,113

Derivative Liability
Derivative liability as of May 28, 2020 (inception)	$-
Fair value for convertible instruments – reverse merger	2,125,125
Change in fair value of derivative liability	(12)
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability	-
Derivative liability as of September 30, 2020	$2,125,113

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	12
Change in fair value of derivative liability at the end of the period	$12

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 10 – Concentration of Credit Risk

The Company relies heavily on the support of its president, majority shareholder and unrelated third parties. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

Note 11 – Commitment and Contingencies

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However, this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

On June 1, 2020, (the “commencement date”) the Company entered into a consulting agreement with Dr. Kweku Ainuson to provide consulting services on as needed basis. The consultant shall be responsible for advising the Chief Executive Officer, President, Chief Geologist, and Chairman of the Board of Directors on all legal matters of the Company. In addition, the consultant is to provide legal advice on areas including but not limited to business contracts or any other legal documentation that requires legal expertise; assisting in the management of internal and external legal resources; reading and reviewing legal documents that the Client receives and making sure that they are properly drafted and any other legal services. As compensation for the services provided by Consultant, the Consultant should vest 50,000 shares common shares valued at $0.001 every quarter for total compensation value of 200,000 shares. In addition, every 90 days, from the commencement date, the company shall pay the consultant $5,000 plus additional fees per quarter.

On August 31, 2020, (the “commencement date”) the Company entered into a three-month term consulting agreement with Wade D. Huettel to provide consulting services on as needed basis. The consultant shall be responsible to perform business development and general consulting services on a non -exclusive basis for and on behalf of the Client in relation to business development, developing and creating operation documents, and will consult with and advise, as necessary and requested, The Client on matters pertaining to its general business operations. As compensation for the services provided by Consultant, the company shall pay the consultant $7,500 in month one, $2,500 in month two and $2,500 in month three.

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

Note 12 – Common stock

On May 28, 2020, the Company issued 15,000,000 shares of common stock to Naana Asante for services valued at $15,000. From the period May 28, 2020 (inception) through September 30, 2020, the Company issued 13,200,000 shares of common stock for services valued at $13,200.

On September 3, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with GGC, and the controlling stockholders of GGC (the “GGC Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired One Hundred Percent (100%) the issued and outstanding equity interest of GGC from the GGC Shareholders (the “GGC Shares”) and in exchange the Company issued to GGC an aggregate of Twenty-Eight Million Two Hundred Thousand (28,200,000) shares of restricted common stock of the Company. As a result of the Share Exchange Agreement, GGC become a wholly owned subsidiary of the Company.

As of September 30, 2020, a total of 29,211,265 shares of common stock with par value $0.001 remain outstanding.

Note 13 – Subsequent Event

On December 3, 2020, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Inspired Builders, Inc.” to “Guskin Gold Corp.” (the “Name Change”) and a change in the Company’s ticker symbol from “ISRB” to the new trading symbol “GKIN” (the “Symbol Change”). Trading under the new ticker symbol began at market opening December 4, 2020. The Company’s CUSIP also changed to 40330L100.