Form 10-Q
period 2020-12-31
Guskin Gold Corp.
filed 2021-02-19
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

GUSKIN GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-1989147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Great America Parkway, PMB 38, Ste 100

Santa Clara, CA 95054

 (Address of principal executive offices, Zip Code)

(408) 766-1511

(Registrant’s telephone number, including area code)

2nd Brewery Link Box mp 2797

Momprobi-Accro, Ghana

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of shares of registrant’s common stock outstanding as of February 19, 2021 was 42,211,265.

FORM 10-Q

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

December 31, 2020

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K which was filed with the SEC on January 8, 2021 (the “10-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (Unaudited)	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$-	$13,767

TOTAL ASSETS	$-	$13,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$44,881	$22,549
Loan payable – Related Party	32,654	30,390
Convertible notes payable (net of unamortized discount)	77,709	45,764
Notes payable	7,500	7,500
Derivative liability	2,125,044	2,125,113
TOTAL LIABILITIES	2,287,788	2,231,316

Commitments and Contingencies (See Note 9)	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 29,211,265 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	29,211	29,211
Capital deficiency	(2,170,610)	(2,175,610)
Accumulated deficit	(146,389)	(71,150)
TOTAL STOCKHOLDERS’ DEFICIT	(2,287,788)	(2,217,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$13,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months ended December 31, 2020
Operating expenses
Professional fees	32,589
General and Administrative expenses	7,414
Total operating expenses	40,003

Loss from operations	(40,003)

Other Income (Expenses)
Change in fair value of derivative	69
Interest expense	(35,305)
Total other expenses	(35,236)

Provision of income taxes	-

Net loss	$(75,239)

Net loss per common share – basic and diluted	$(0.00)

Weighted average common shares outstanding – basic and diluted	29,211,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

(Unaudited)

	Common Stock: Shares	Common Stock: Par Value	Capital Deficiency	Accumulated Deficit	Totals
Balance – September 30, 2020	29,211,265	$29,211	$(2,175,610)	$(71,150)	$(2,217,549)

In-kind service contribution	-	-	5,000	-	5,000
Net loss	-	-	-	(75,239)	(75,239)
Balance December 31, 2020 (Unaudited)	29,211,265	$29,211	$(2,170,610)	$(146,389)	$(2,287,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS DECEMBER 31, 2020

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(75,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		31,945
Change in fair value of derivative		(69)
In-kind service contribution		5,000
Changes in net operating assets and liabilities:
Accounts payable and accrued expenses		22,332
NET CASH USED IN OPERATING ACTIVITIES		(16,031)

CASHFLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt		2,264
NET CASH PROVIDED BY FINANCING ACTIVITIES		2,264

NET DECREASE IN CASH		(13,767)

CASH – BEGINNING OF PERIOD		13,767
CASH – END OF PERIOD		$-

SUPPLEMENTAL CASHFLOW INFORMATION:		-
Cash paid for:
Income tax	$
Interest		$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

(Unaudited)

Note 1 – Organization and Basis of Accounting

Basis of Presentation and Organization

Inspired Builders, Inc. (the “Company”,“Guskin”, “We”, and “Us”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017 the Company was directing its focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company.

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

Note 2 – Summary of significant accounting policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended December 31, 2020 and cash flows for the three months ended December 31, 2020 and our financial position at December 31, 2020 have been made. The Company’s results of operations for the three months ended December 31, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year ending September 30, 2021.

Certain information and disclosures normally included in the notes to the Company’s audited consolidated financial statements have been condensed or omitted from the Company’s unaudited condensed consolidated financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2020. The September 30, 2020 balance sheet is derived from those statements.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and GGC, its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of December 31, 2020, the Company had 12,500,000 shares of common stock issuable upon conversion of convertible notes which are excluded from loss per share calculation as their effect are anti-dilutive.

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

Fair Value of Financial Investments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020.

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

We account for derivative liability at fair value on a recurring basis under level 3 at December 31, 2020 (see Note 7).

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2020, the Company had a derivative liability of $2,125,044.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $75,239 for the three months ended December 31, 2020. In addition, the Company has an accumulated deficit of $146,389 and a working capital deficit of $2,287,788 as of December 31, 2020.

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

Note 4 – Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. The unsecured loans mature on June 1, 2021 and bears an interest rate of 2.5%. As of December 31, 2020, the accrued interest was $103.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of December 31, 2020, the accrued interest was $137.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Chief Financial Officer. As of December 31, 2020, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

During the period from May 28, 2020 (inception) to September 30, 2020, the Company received $354 of payments toward company related expenses, which were paid on its behalf by Naana Asante, the Chief Executive Officer. During the three months ended December 31, 2020, the Company received an additional $2,264 of payments toward company related expenses, which were paid on its behalf by Naana Asante, the Chief Executive Officer. The loan is non-interest bearing and due on demand.

Note 5 – Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of December 31, 2020, $7,500 of note payable remains outstanding. As of December 31, 2020, the accrued interest was $51.

Note 6 – Convertible notes

On September 22, 2020, the Company assumed a convertible note offering of up to $3,000,000 under regulation S as part of the reverse merger with Inspired Builders, Inc. The note offering calls for a minimum investment of $10,000. The note bears an interest rate equal to 10% per annum and matures after one year from the date of subscription. The note is convertible at the rate equivalent to the lessor of $0.01 per share or a 20% discount to market based upon the 10-day Volume Weighted Average Price (VWAP) prior to Maturity. The Company intends to regularly issues notes payable which are convertible at a discount of the trading price of the Company’s common stock. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The company assumed seven convertible note subscriptions totaling $125,000 with unrelated parties. The convertible notes have an original issuance cost of $7,360, and a debt discount of $117,640 for the fair value of the embedded conversion feature on issuance dates. Amortization of debt discount for the three months ended December 31, 2020 totaled to $31,945. As of December 31, 2020, accrued interest on these notes totaled to $7,771.

Carrying value of Convertible Notes as of December 31, 2020 (Unaudited)	$125,000
Less: debt discount	(47,291)
Carrying value of Convertible Notes, net as of December 31, 2020 (Unaudited)	$77,709

Note 7 – Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at December 31, 2020. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

December 31,
2020 (Unaudited)
Shares of common stock issuable upon exercise of debt	12,500,000
Estimated market value of common stock on measurement date	$0.18
Exercise price	$0.01
Risk free interest rate (1)	0.09%
Expected dividend yield (2)	0.00%
Expected volatility (3)	68.94 – 76%
Expected exercise term in years (4)	0.30 - 0.53

(1)	The risk –free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
(2)	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
(3)	The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.
(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended December 31, 2020 is summarized as:

	Fair value at December 31, 2020 (Unaudited)	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability	$2,125,044	$-	$-	$2,125,044

Derivative Liability
Derivative liability as of September 30, 2020	$2,125,113
Change in fair value of derivative liability	(69)
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability	-
Derivative liability as of December 31, 2020 (Unaudited)	$2,125,044

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	69
Change in fair value of derivative liability at the end of the period	$69

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 8 – Concentration of Credit Risk

The Company relies heavily on the support of its president, majority shareholder and unrelated third parties. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

Note 9 – Commitment and Contingencies

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

On August 31, 2020, (the “commencement date”) the Company entered into a three-month term consulting agreement with a consultant to provide consulting services on as needed basis. The consultant shall be responsible to perform business development and general consulting services on a non -exclusive basis for and on behalf of the Company in relation to business development, developing and creating operation documents, and will consult with and advise, as necessary and requested, on matters pertaining to its general business operations. As compensation for the services provided by Consultant, the Company shall pay the consultant $7,500 in month one, $2,500 in month two and $2,500 in month three. On December 15, 2020, the Company amended the consulting contract for an additional six months from the amendment date. As compensation for the services provided, the Company shall pay the consultant $2,500 per month.

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

Note 10 – Common stock

As of December 31, 2020, a total of 29,211,265 shares of common stock with par value $0.001 remain outstanding.

During the three months ended December 31, 2020, the Company received in kind services from the Chief Executive Officer for time spent. The Company recorded in kind service contributions valued at $5,000. This is recorded in additional paid in capital.

Note 11 – Subsequent Events

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from an unrelated third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing.

On January 12, 2021, the Company, entered into a Consulting Agreement with Edward Somuah, (“Mr. Somuah”) an individual, to memorialize and formalize Mr. Somuah’s commitment and services to the Company. Mr. Somuah is currently a member of the Company’s Board of Directors, the Chief Financial Officer, and Secretary, and shall continue on a full-time basis under this Agreement. Mr. Somuah’s leadership role entails being responsible for day-to-day management decisions and for implementing the Company’s long- and short-term plans, including, but not limited to, Business Development and creation of long-term value for the Company’s organization from customers, markets and relationships; advising and consulting on potential growth opportunities for presentation to management and or to fellow Board of Directors as well as the subsequent support and monitoring of project-by-project implementation; consult and lend experience on potential properties/projects, marketing, financial and or management services, investment banking, mergers and acquisitions, legal, strategic human resources, and or management consulting and other matters from time to time as required for the execution of the Company’s exploration and mining business (collectively, the “Services”). the Company shall pay Mr. Somuah a monthly salary in the total amount $4,500 per month on a ongoing basis. In addition, the Company issued 13,000,000 restricted common shares to Mr. Somuah in recognition of his services.

On February 12, 2021, the Company filed an application to up-list from the OTC Pink Marketplace to the OTCQB. The application process is under review.

Subsequent to December 31, 2020, the Company repaid $3,097 of loan payable balance owed to Naana Asante, the Chief Executive Officer.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the three months ended December 31, 2020. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

For the three months ended December 31, 2020

For the three months ended December 31, 2020, we incurred operating expenses of $40,003. The operating expenses were attributable to accounting, consulting fees and general and administrative fees.

Net Loss

For the three months ended December 31, 2020, we incurred a net loss of $75,239. This is attributable to accounting, legal and consulting fees as well as amortization of debt discount of $31,945 as well as interest expense of $3,360.

Liquidity and Capital Resources

As of December 31, 2020, we have $0 in current assets and $2,287,788 in current liabilities. We had $0 in cash and our working capital deficit was $2,287,788.

Cash Flows:

For the Three Months Ended December 31, 2020 (unaudited)
Cash Flows Used in Operating Activities	$(16,031)
Cash Flows Used in Investing Activities	-
Cash Flows Provided by Financing Activities	2,264
Net decrease in cash	$(13,767)

Cash Flows Used in Operating Activities

We used $16,031 of cash in our operating activities. These are attributable to our net loss adjusted by non-cash items of $31,945 for amortization of debt discount and $5,000 for in-kind contribution of services. This was also offset by $22,332 of increase in accounts payable and accrued interest.

Cash Flows Provided by Financing Activities

We received $2,264 from loan payable from related party.

Going Concern and Management’s Liquidity Plans

The Company has not had revenues since its inception and to date, has relied on the support of its president and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations. If the Company does not begin to generate revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. Our unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our independent registered public accounting firm has included its audit report to the audited financial statements for the year ended September 30, 2020 stating substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed financial statements for the three months ended December 31, 2020, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

3.4	Certificate of Amendment to Articles of Incorporation, dated November 30, 2020(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

10.2	Share Exchange Agreement, dated September 3, 2020(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1) Previously Filed

(2) Filed Herewith

*	Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guskin Gold Corp.

Date: February 19, 2021	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: February 19, 2021	By:	/s/ Edward Somuah
	Name:	Edward Somuah
	Title:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Guskin Gold Corp.

Date: February 19, 2021	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer and Director

Date: February 19, 2021	By:	/s/ Edward Somuah
	Name:	Edward Somuah
	Title:	Chief Financial Officer (Principal Accounting Officer) and Director