Form 10-Q
period 2021-03-31
Guskin Gold Corp.
filed 2021-05-21
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2021

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

The number of shares of registrant’s common stock outstanding as of May 14, 2021 was 50,211,265.

FORM 10-Q

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

March 31, 2021

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

ii

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$5,513	$13,767

TOTAL ASSETS	$5,513	$13,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$88,968	$22,549
Loan payable – Related Party	76,057	30,390
Convertible notes payable (net of unamortized discount)	108,959	45,764
Notes payable	7,500	7,500
Derivative liability	2,125,002	2,125,113
TOTAL LIABILITIES	2,406,486	2,231,316

Commitments and Contingencies (See Note 9)	-	-
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 42,211,265 and 29,211,265 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	42,211	29,211
Additional paid in capital	171,390	(2,175,610)
Accumulated deficit	(2,614,574)	(71,150)
TOTAL STOCKHOLDERS’ DEFICIT	(2,400,973)	(2,217,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,513	$13,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For Three Months Ended		For Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Operating Expenses:
Stock based compensation	$2,340,000	$-	$2,340,000	$-
Professional fees	61,242	-	93,831	-
General and administrative expenses	32,564	-	39,978	-
Total Operating Expenses	2,433,806	-	2,473,809	-

Loss from operations	(2,433,806)	-	(2,473,809)	-

Other Income (Expense)
Change in fair value of derivative	42	-	111	-
Interest expense	(34,421)	-	(69,726)	-
Total other (expense)	(34,379)	-	(69,615)	-

Net loss before income tax provision	(2,468,185)	-	(2,543,424)	-
Provision for income tax

Net loss	$(2,468,185)	$-	$(2,543,424)	$-

Net loss per common share
Basic and diluted	$(0.06)	$-	$(0.07)	$-

Weighted average common shares outstanding
Basic and diluted	40,477,932	-	34,894,325	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock: Shares	Common Stock: Par Value	Additional paid in capital	Accumulated Deficit	Totals
Balance – September 30, 2020	29,211,265	$29,211	$(2,175,610)	$(71,150)	$(2,217,549)

In-kind service contribution	-	-	5,000	-	5,000
Net loss	-	-	-	(75,239)	(75,239)
Balance December 31, 2020 (Unaudited)	29,211,265	$29,211	$(2,170,610)	$(146,389)	$(2,287,788)

In-kind service contribution	-	-	15,000	-	15,000
Common stock issued for services – related party	13,000,000	13,000	2,327,000	-	2,340,000
Net loss	-	-	-	(2,468,185)	(2,468,185)
Balance March 31, 2021 (Unaudited)	42,211,265	$42,211	$171,390	$(2,614,574)	$(2,400,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	For Six Months Ended March 31, 2021
Net loss	$(2,543,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	63,195
Change in fair value of derivative	(111)
In-kind service contribution	20,000
Common stock issued for services	2,340,000
Changes in net operating assets and liabilities:
Accounts payable and accrued expenses	66,419
NET CASH USED IN OPERATING ACTIVITIES	(53,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt, net of repayment	45,667
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,667

NET DECREASE IN CASH	(8,254)

CASH – BEGINNING OF PERIOD	13,767
CASH – END OF PERIOD	$5,513

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2021

(Unaudited)

Note 1 – Organization and Overview

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

Note 2 – Summary of significant accounting policies

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended March 31, 2021 and cash flows for the six months ended March 31, 2021 and our financial position at March 31, 2021 have been made. The Company’s results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year ending September 30, 2021.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2020. The September 30, 2020 balance sheet is derived from those statements.

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

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of March 31, 2021, the Company had 12,500,000 shares of common stock issuable upon conversion of convertible notes which are excluded from loss per share calculation as their effect are anti-dilutive.

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

Fair Value of Financial Investments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and September 30, 2020.

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

We account for derivative liability at fair value on a recurring basis under level 3 at March 31, 2021 and September 30, 2020 (see Note 7).

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2021 and September 30, 2020, the Company had a derivative liability of $2,125,002 and $2,125,113, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $2,543,424 for the six months ended March 31, 2021. In addition, the Company has an accumulated deficit of $2,614,574 and a working capital deficit of $2,400,973 as of March 31, 2021.

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

Note 4 – Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. The unsecured loans mature on June 1, 2021 and bears an interest rate of 2.5%. During the six months ended March 31, 2021, the Company repaid $3,097 of this loan.

On February 5, 2021, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $17,000 for expenses paid for on behalf of the company. The unsecured loan bears an interest rate of 2.5% and is payable one year from the date of signing.

On February 22, 2021, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $12,500 for expenses paid for on behalf of the company. The unsecured loan bears an interest rate of 2.5% and is payable one year from the date of signing.

During the period from May 28, 2020 (inception) to September 30, 2020, the Company received $354 of payments toward company related expenses, which were paid on its behalf by Naana Asante, the Chief Executive Officer. During the six months ended March 31, 2021, the Company received an additional $2,264 of payments toward company related expenses, which were paid on its behalf by Naana Asante, the Chief Executive Officer. The loan is non-interest bearing and due on demand. As of March 31, 2021, the loan balance outstanding is $2,618.

As of March 31, 2021, the total loans outstanding due to Naana Asante, our Chief Executive Officer is $35,151 and accrued interest balance is $238.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of March 31, 2021, the accrued interest was $196.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Chief Financial Officer. As of March 31, 2021, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $17,000. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of March 31, 2021, the accrued interest was $98.

Note 5 – Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%.

As of March 31, 2021, $7,500 of note payable remains outstanding. As of March 31, 2021, the accrued interest was $98.

Note 6 – Convertible notes

On September 22, 2020, the Company assumed a convertible note offering of up to $3,000,000 under regulation S as part of the reverse merger with Inspired Builders, Inc. The note offering calls for a minimum investment of $10,000. The note bears an interest rate equal to 10% per annum and matures after one year from the date of subscription. The note is convertible at the rate equivalent to the lessor of $0.01 per share or a 20% discount to market based upon the 10-day Volume Weighted Average Price (VWAP) prior to Maturity. The Company intends to regularly issues notes payable which are convertible at a discount of the trading price of the Company’s common stock. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The company assumed seven convertible note subscriptions totaling $125,000 with unrelated parties. The convertible notes have an original issuance cost of $7,360, and a debt discount of $117,640 for the fair value of the embedded conversion feature on issuance dates. Amortization of debt discount for the six months ended March 31, 2021 totaled to $63,195. As of March 31, 2021, accrued interest on these notes totaled to $10,896.

Carrying value of Convertible Notes as of March 31, 2021 (Unaudited)	$125,000
Less: debt discount	(16,041)
Carrying value of Convertible Notes, net as of March 31, 2021 (Unaudited)	$108,959

Note 7 – Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at March 31, 2021. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

March 31,
2021 (Unaudited)
Shares of common stock issuable upon exercise of debt	12,500,000
Estimated market value of common stock on measurement date	$0.18
Exercise price	$0.01
Risk free interest rate (1)	0.01%
Expected dividend yield (2)	0.00%
Expected volatility (3)	60.71 – 65%
Expected exercise term in years (4)	0.09 - 0.2

(1)	The risk –free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
(2)	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
(3)	The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.
(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the six months ended March 31, 2021 is summarized as:

	Fair value at March 31, 2021	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$2,125,002	$-	$-	$2,125,002

Derivative Liability
Derivative liability as of September 30, 2020	$2,125,113
Change in fair value of derivative liability	(111)
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability	-
Derivative liability as of March 31, 2021 (Unaudited)	$2,125,002

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	111
Change in fair value of derivative liability at the end of the period	$111

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

On January 12, 2021, the Company, entered into a Consulting Agreement with Edward Somuah, (“Mr. Somuah”) an individual, to memorialize and formalize Mr. Somuah’s commitment and services to the Company. Mr. Somuah is currently a member of the Company’s Board of Directors, the Chief Financial Officer, and Secretary, and shall continue on a full-time basis under this Agreement. Mr. Somuah’s leadership role entails being responsible for day-to-day management decisions and for implementing the Company’s long- and short-term plans, including, but not limited to, Business Development and creation of long-term value for the Company’s organization from customers, markets and relationships; advising and consulting on potential growth opportunities for presentation to management and or to fellow Board of Directors as well as the subsequent support and monitoring of project-by-project implementation; consult and lend experience on potential properties/projects, marketing, financial and or management services, investment banking, mergers and acquisitions, legal, strategic human resources, and or management consulting and other matters from time to time as required for the execution of the Company’s exploration and mining business (collectively, the “Services”). This Agreement shall commence on the Effective Date and terminate upon the 2-year anniversary of the Effective Date of this Agreement. Upon, termination any and all Base Salary accrued and unpaid shall be paid and or converted into restricted shares of the Company’s common stock, to be calculated at the then current fair market value of the Company common stock. Thereafter, this Agreement shall be null and void and Consultant shall no longer be entitled to compensation hereunder. Additionally, this Agreement may be terminated by Consultant upon 30 days prior written notice to the Company. At the time of termination, Consultant agrees to return all Company property used in performance of the Services, including but not limited to computers, cell phones, keys, reports and other equipment and documents. Consultant shall reimburse the Company for any Company property lost or damaged in an amount equal to the market price of such property. The Company shall pay Mr. Somuah a monthly salary in the total amount $4,500 per month on a ongoing basis. In addition, the Company issued 13,000,000 restricted common shares valued at $2,340,000 to Mr. Somuah in recognition of his services.

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

Note 10 – Common stock

On January 11, 2021, the Company issued 13,000,000 shares of common stock for services valued at $2,340,000 to Edward Somuah, a member of the Company’s Board of Directors, the Chief Financial Officer, and Secretary as compensation for services rendered. The shares are deemed to be fully earned and vested on the issuance date.

During the six month ended March 31, 2021, the Company received in kind services from the Chief Executive Officer for time spent. The Company recorded in kind service contributions valued at $20,000. This is recorded in additional paid in capital.

Note 11 – Subsequent Events

On March 26, 2021, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $40,000 for expenses paid for on behalf of the company. The Company received the fund on April 1, 2021. The unsecured loan bears an interest rate of 2.5% and is payable one year from the date of signing.

On April 10, 2021, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $10,000 for expenses paid for on behalf of the company. The Company received the fund on April 14, 2021. The unsecured loan bears an interest rate of 2.5% and is payable one year from the date of signing.

Subsequent to March 31, 2021, the Company received notices of conversion from the noteholders of convertible notes payable. On May 7, 2021, the Company approved the issuance of 8,000,000 shares of common stock pursuant to the conversion of $80,000 of its outstanding convertible notes payable to unrelated parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the six month ended March 31, 2021. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

On September 22, 2020, Guskin Gold Corp. fka Inspired Builders, Inc., a Nevada corporation (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Guskin Gold Corporation, a Nevada limited liability company (“GGC”), and the controlling stockholders of GGC (the “GGC Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired One Hundred Percent (100%) the issued and outstanding equity interest of GGC from the GGC Shareholders (the “GGC Shares”) and in exchange the Company issued to GGC an aggregate of Twenty-Eight Million Two Hundred Thousand (28,200,000) shares of restricted common stock of the Company.

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

Results of Operations

For the three months ended March 31, 2021

For the three months ended March 31, 2021, we incurred operating expenses of $2,433,806. The operating expenses consisted of legal, accounting, consulting and general and administrative fees. In addition, the operating expenses also include the stock-based compensation of $2,340,000 for the fair value of 13,000,000 shares of common stock issued to the Company’s member of Board of Directors, Chief Financial Officer, and Secretary as compensation for services rendered.

Net Loss

For the three months ended March 31, 2021, we incurred a net loss of $2,468,185. This is attributable to operating expenses described above as well as amortization of debt discount of $31,250 as well as interest expense of $3,171.

For the six months ended March 31, 2021

For the six months ended March 31, 2021, we incurred operating expenses of $2,473,809. The operating expenses consisted of legal, accounting, consulting and general and administrative fees. In addition, the operating expenses also include the stock-based compensation of $2,340,000 for the fair value of 13,000,000 shares of common stock issued to the Company’s member of Board of Directors, Chief Financial Officer, and Secretary as compensation for services rendered.

Net Loss

For the six months ended March 31, 2021, we incurred a net loss of $2,543,424. This is attributable to operating expenses described above as well as amortization of debt discount of $63,195 as well as interest expense of $6,531.

Liquidity and Capital Resources

As of March 31, 2021, we have $5,513 in current assets and $2,406,486 in current liabilities. We had $5,513 in cash and our working capital deficit was $2,400,973.

Cash Flows:

For the Six Months Ended March 31, 2021
Cash Flows Used in Operating Activities	$(53,921)
Cash Flows Used in Investing Activities	-
Cash Flows Provided by Financing Activities	45,667
Net decrease in cash	$(8,254)

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

Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are described in the notes to our condensed financial statements for the six months ended March 31, 2021, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On May 7, 2021, the Company approved the issuance of 8,000,000 shares of common stock pursuant to the conversion of $80,000 of its outstanding convertible notes payable to unrelated parties. The shares were issued pursuant to the Form S-1 (file number 333-252375) deemed effective by the SEC on April 12, 2021.

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

Guskin Gold Corp.

Date: May 21, 2021	By:	/s/ Naana Asante
Name: Naana Asante Title: Chief (Principal) Executive Officer

Date: May 21, 2021	By:	/s/ Edward Somuah
Name: Edward Somuah Title: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Guskin Gold Corp.

Date: May 21, 2021	By:	/s/ Naana Asante
Name: Naana Asante Title: Chief (Principal) Executive Officer and Director

Date: May 21, 2021	By:	/s/ Edward Somuah
Name: Edward Somuah Title: Chief Financial Officer (Principal Accounting Officer) and Director