Form 10-Q
period 2021-06-30
Guskin Gold Corp.
filed 2021-10-05
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2021

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of October 1, 2021 was 50,461,265.

FORM 10-Q

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

June 30, 2021

TABLE OF CONTENTS

		Page No.

	PART I. - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and September 30, 2020	1
	Condensed Consolidated Statement of Operations for the Three and Nine Months ended June 30, 2021 (Unaudited) and for the period from May 28, 2020 (inception) to June 30,2020	2
	Condensed Consolidated Statement of Stockholder’s Deficit for the Three and Nine Months ended June 30, 2021 (Unaudited) and for the period from May 28, 2020 (inception) to June 30,2020	3
	Condensed Consolidated Statement of Cash Flows for the Nine Months ended June 30, 2021 (Unaudited) and for the period from May 28, 2020 (inception) to June 30,2020	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	Signature	21

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

ii

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$1,276	$13,767
Total current assets	1,276	13,767

Investment in Mineral Rights	5,426	-
Total non current assets	5,426	-

TOTAL ASSETS	$6,702	$13,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$73,865	$22,549
Loan payable – Related Party	149,357	30,390
Convertible notes payable (net of unamortized discount)	45,000	45,764
Notes payable	7,500	7,500
Derivative liability	8,415,006	2,125,113
TOTAL LIABILITIES	8,690,728	2,231,316

Commitments and Contingencies (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 50,461,265 and 29,211,265 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	50,461	29,211
Additional paid in capital	1,623,566	(2,175,610)
Accumulated deficit	(10,358,053)	(71,150)
TOTAL STOCKHOLDERS’ DEFICIT	(8,684,026)	(2,217,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,702	$13,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For Three Months Ended	For the period from May 28, 2020 (inception) to	For Nine Months Ended	For the period from May 28, 2020 (inception) to
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)		(Unaudited)

Operating Expenses:
Stock based compensation	$-	$-	$2,340,000	$-
Professional fees	33,767	38,170	127,598	38,170
General and administrative expenses	39,583	1,630	79,561	1,630
Total Operating Expenses	73,350	39,800	2,547,159	39,800

Loss from operations	(73,350)	(39,800)	(2,547,159)	(39,800)

Other Expense
Change in fair value of derivative	(7,650,004)	-	(7,649,893)	-
Interest expense	(20,125)	(26)	(89,851)	(26)
Total other expense	(7,670,129)	(26)	(7,739,744)	(26)

Net loss before income tax provision	(7,743,479)	(39,826)	(10,286,903)	(39,826)
Provision for income tax	-	-	-	-

Net loss	$(7,743,479)	$(39,826)	$(10,286,903)	$(39,826)

Net loss per common share
Basic and diluted	$(0.16)	$(0.00)	$(0.26)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	48,266,210	27,387,879	39,314,206	27,387,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months ended June 30, 2021

	Preferred stock Shares	Preferred Stock: Par Value	Common Stock: Shares	Common Stock: Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – September 30, 2020	-	$-	29,211,265	$29,211	$(2,175,610)	$(71,150)	$(2,217,549)

In-kind service contribution	-	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	-	(75,239)	(75,239)
Balance – December 31, 2020 (Unaudited)	-	-	29,211,265	29,211	(2,170,610)	(146,389)	(2,287,788)

In-kind service contribution	-	-	-	-	15,000	-	15,000
Common stock issued for services – related party	-	-	13,000,000	13,000	2,327,000	-	2,340,000
Net loss	-	-	-	-	-	(2,468,185)	(2,468,185)
Balance – March 31, 2021 (Unaudited)	-	-	42,211,265	42,211	171,390	(2,614,574)	(2,400,973)

In-kind service contribution	-	-	-	-	15,000	-	15,000
Common stock issued for conversion of convertible notes payable	-	-	8,000,000	8,000	1,432,000	-	1,440,000
Common stock issued for mineral rights	-	-	250,000	250	5,176	-	5,426
Net loss	-	-	-	-	-	(7,743,479)	(7,743,479)
Balance – June 30, 2021 (Unaudited)	-	$-	50,461,265	$50,461	1,623,566	$(10,358,053)	$(8,684,026)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period from May 28, 2020 (inception) to June 30, 2021

	Preferred stock Shares	Preferred Stock: Par Value	Common Stock: Shares	Common Stock: Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – May 28, 2020 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founder	-	-	15,000,000	15,000	-	-	15,000
Common stock issued for services	-	-	13,200,000	13,200	-	-	13,200
Net loss	-	-	-	-	-	(39,826)	(39,826)
Balance – June 30, 2020	-	$-	28,200,000	$28,200	$-	$(39,826)	$(11,626)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended	For the period from May 28, 2020 (inception) to
	June 30, 2021	June 30, 2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,286,903)	$(39,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	79,236	-
Change in fair value of derivative liability	7,649,893	-
In-kind contribution of service	35,000	-
Common stock issued for services	2,340,000	13,200
Common stock issued for founder	-	15,000
Changes in operating assets and liabilities:
Prepaid expense	-	(3,940)
Accounts payable and accrued expenses	51,316	26
Net Cash Used in Operating Activities	(131,458)	(15,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	118,967	15,540
Net Cash Provided by Financing Activities	118,967	15,540

NET CHANGE IN CASH	(12,491)	-

CASH - BEGINNING OF PERIOD	13,767	-
CASH - END OF PERIOD	$1,276	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$1,440,000	$-
Convertible notes payable converted to common stock	$80,000
Derivative liability extinguished upon conversion of convertible notes	$1,360,000	$-
Investment in mineral rights	$5,426	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES
FKA INSPIRED BUILDERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2021
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

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

Joint venture with AEMG

On June 10, 2021, the Board of Directors of the Company ratified entry into a Joint Venture & Partnership Agreement (the “JV Agreement”) with Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”), dated June 1, 2021, which sets forth the terms and conditions of a joint venture and partnership (the “Partnership”) between AEMG and the Company relating to precious metal, minerals and mining exploration activities in the Country of Ghana. Additionally, AEMG granted to the Company an exclusive option to earn and acquire up to a 50% ownership interest in certain project, properties and concession located in the Country of Ghana in which AEMG has an interest (the “Ghana Option Interest”). The initial project that the Parties shall endeavor to undertake pursuant to the Partnership is approximately 1 square km or 247 acres of land, (which is approximately 61.75 Ghana acers) of the Shewn Edged Pink Concession (the “Concession”). The Parties intend this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation and operation of the Concession. Each additional project relating to the Ghana Option Interest, and agreed to be made part of, and undertaken by the Partnership, shall be governed by individual “Operating Agreements” setting forth the terms and conditions relating to each project specifically.

The specific terms and conditions relating to the operations of the Concession are set forth in that certain Operating Agreement (“Operating Agreement”), which is attached to the JV Agreement as Schedule A.

The Company has formed a wholly owned subsidiary incorporated in Ghana and duly authorized to conduct business in precious metals and in mining activities in Ghana named Guskin Gold Ghana #1 Limited. All operations relating to the Concession will be undertaken by Guskin Gold Ghana #1 Limited. The Company has indirect ownership of one hundred percent of the issued and outstanding membership interests of Guskin Gold Ghana #1 Limited.

As consideration for the Partnership and the Ghana Option Interest, the Company shall advance to AEMG, or other parties as directed by AEMG, and as mutually agreed to by the Parties, a financing (“Financing”) in the aggregate of Five Hundred Thousand ($500,000) dollars, to be remitted in accordance with a work program and budget. Such funds advanced as part of the Financing shall not be considered a capital contribution relating to the operations of the Partnership but shall be a debt due from the operations of the Partnership to the Company which shall be repaid from proceeds derived from operations, or upon the dissolution and liquidation of the operation. Additionally, the Company shall issue an aggregate 2,000,000 restricted common shares the Company’s common stock, at a per share valuation yet to be determined upon achieving certain milestones. Such Shares shall be earned and issued based on reaching and completion of certain milestones, which are fully set forth in the JV Agreement and Operating Agreement.

The Company and AEMG, agreed to a Due Diligence Period of forty-five (45) days from the date of execution of JV Agreement for the Parties to conduct relevant due diligence relating to each Party and the Concessions. To this end Company management has traveled to Ghana to perform physical inspection of the Concession and other relevant due diligence. As per the terms and conditions of the Operating Agreement, it will Close automatically without any action from either Party upon the expiration of the Due Diligence Period, unless a Party hereto notifies the other, in writing, that they do not intend to Close the Operating Agreement and move forward with the transactions outlined therein. There are no proven mineral reserves on the Shewn Edged Pink Concession as of June 30, 2021.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended June 30, 2021 and cash flows for the nine months ended June 30, 2021 and our financial position at June 30, 2021 have been made. The Company’s results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year ending September 30, 2021.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company, GGC and Guskin Gold Ghana #1 Limited (from June 2, 2021, inception date), its wholly owned subsidiaries. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of June 30, 2021 and 2020, the Company had 4,500,000 shares and 0 share of common stock issuable upon conversion of convertible notes which are excluded from loss per share calculation as their effect are anti-dilutive.

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

Fair Value of Financial Investments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021.

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

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

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

We account for derivative liability at fair value on a recurring basis under level 3 at June 30, 2021 (see Note 8).

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2021 and September 30, 2020, the Company had a derivative liability of $8,415,006 and $ $2,125,113, respectively.

Impairment of Long-lived Assets

We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows, and recorded by reducing the asset's carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold, silver, lead and zinc that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Gold prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional impairment charges.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB's amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 will be effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Note 3 - Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $10,286,903 for the nine months ended June 30, 2021. In addition, the Company has an accumulated deficit of $10,358,053 and a working capital deficit of $8,689,452 as of June 30, 2021.

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

Note 4 – Investment in mineral rights

On June 10, 2021, the Board of Directors of the Company ratified entry into a Joint Venture & Partnership Agreement (the “JV Agreement”) with Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”), dated June 1, 2021, Additionally, AEMG granted to the Company an exclusive option to earn and acquire up to a 50% ownership interest in certain project, properties and concession located in the Country of Ghana in which AEMG has an interest (the “Ghana Option Interest”). The initial project that the Parties shall endeavor to undertake pursuant to the Partnership is approximately 1 square km or 247 acres of land, (which is approximately 61.75 Ghana acers) of the Shewn Edged Pink Concession (the “Concession”). The Parties intend this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation and operation of the Concession. The Company has formed a wholly owned subsidiary incorporated in Ghana and duly authorized to conduct business in precious metals and in mining activities in Ghana named Guskin Gold Ghana #1 Limited. All operations relating to the Concession will be undertaken by Guskin Gold Ghana #1 Limited. The Company, through Guskin Gold Ghana #1 Limited now holds 25% non controlling interest of the Shewn Edged Pink Concession. The JV is considered as an unincorporated legal entity for accounting purposes, in accordance with ASC 323, therefore the Company has elected to account for all activity related to the JV under proportional consolidation of the results of operations. The Company issued 250,000 restricted common shares the Company’s common stock, at a per share valuation of $0.0217 per share (the “Shares”) for a total fair value of $5,426. There are no proven mineral reserves on the Shewn Edged Pink Concession as of June 30, 2021.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

Note 5 – Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the Company. From June 2020 through September 2020, the Company received an additional $4,854 from our Chief Executive Officer for expenses paid on behalf of the Company. The unsecured loan mature on June 1, 2021 and bears an interest rate of 2.5%. During the nine months ended June 30, 2021, the Company repaid $3,097 of the loan. As of June 30, 2021 a total of $3,387 remains outstanding. This loan is currently in default.

During the nine months ended June 30, 2021, the Company received additional loans totaled to $105,064 from our Chief Executive Officer. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022 and May 19, 2022. As of June 30, 2021 a total of $105,064 remains outstanding. As of June 30, 2021, the accrued interests totaled to $825 on the loans outstanding due to our Chief Executive Officer.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. This loan is currently in default. As of June 30, 2021, the accrued interest was $255.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our member of Board of Directors. As of June 30, 2021, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of June 30, 2021, the accrued interest was $204.

Note 6 – Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%.

As of June 30, 2021, $7,500 of note payable remains outstanding. As of June 30, 2021, the accrued interest was $145.

Note 7 – Convertible notes

On September 22, 2020, the Company assumed a convertible note offering of up to $3,000,000 under regulation S as part of the reverse merger with Inspired Builders, Inc. The note offering calls for a minimum investment of $10,000. The note bears an interest rate equal to 10% per annum and matures after one year from the date of subscription. The note is convertible at the rate equivalent to the lessor of $0.01 per share or a 20% discount to market based upon the 10-day Volume Weighted Average Price (VWAP) prior to Maturity. The Company intends to regularly issue notes payable which are convertible at a discount of the trading price of the Company’s common stock. Due to these provisions, the embedded conversion option qualified for derivative accounting under ASC 815-15, Derivatives and Hedging. The company assumed seven convertible note subscriptions totaling $125,000 with unrelated parties. The convertible notes have an original issuance cost of $7,360, and a debt discount of $117,640 for the fair value of the embedded conversion feature on issuance dates.

On April 16, 2021 the holder of the note in the amount of $15,000 converted all of its note into 1,500,000 shares of common stock valued at $270,000 or $0.18 per share and the unamortized discount at the date of conversion of $542 was expensed to interest expense.

On April 17, 2021 the holder of the note in the amount of $15,000 converted all of its note into 1,500,000 shares of common stock valued at $270,000 or $0.18 per share and the unamortized discount at the date of conversion of $500 was expensed to interest expense.

On April 18, 2021 the holder of the note in the amount of $25,000 converted all of its note into 2,500,000 shares of common stock valued at $450,000 or $0.18 per share and the unamortized discount at the date of conversion of $1,875 was expensed to interest expense.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

On April 19, 2021 the holder of the note in the amount of $25,000 converted all of its note into 2,500,000 shares of common stock valued at $450,000 or $0.18 per share and the unamortized discount at the date of conversion of $5,554 was expensed to interest expense.

Amortization of debt discount for the nine months ended June 30, 2021 totaled to $70,765. As of June 30, 2021, accrued interest on these notes totaled to $14,056.

Carrying value of Convertible Notes as of June 30, 2021 (Unaudited)	$45,000
Less: debt discount	-
Carrying value of Convertible Notes, net as of June 30, 2021 (Unaudited)	$45,000

Note 8 – Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at June 30, 2021. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

June 30,
2021 (Unaudited)
Shares of common stock issuable upon exercise of debt	4,500,000
Estimated market value of common stock on measurement date	$1.88
Exercise price	$0.01
Risk free interest rate (1)	0.01%
Expected dividend yield (2)	0.00%
Expected volatility (3)	50.51 – 65%
Expected exercise term in years (4)	0.09 - 0.2

(1)	The risk –free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
(2)	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
(3)	The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trade history to determine our historical volatility.
(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the nine months ended June 30, 2021 is summarized as:

	Fair value at June 30,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2021 (Unaudited)	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$8,415,006	$-	$-	$8,415,006

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

Derivative Liability
Derivative liability as of September 30, 2020	$2,125,113
Change in fair value of derivative liability	7,649,893
Derivative liability extinguished upon conversion of convertible notes	(1,360,000)
Derivative liability as of June 30, 2021 (Unaudited)	$8,415,006

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	8,415,006
Change in fair value of derivative liability at the end of the period	$8,415,006

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 9 – Concentration of Credit Risk

The Company relies heavily on the support of its president, majority shareholder and unrelated third parties. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations.

Note 10 – Commitment and Contingencies

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However, the appearance of new variants such as Delta, and uncertainty regarding vaccine policies and travel restrictions could impact our business. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

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

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

On January 12, 2021, the Company, entered into a Consulting Agreement with Edward Somuah, (“Mr. Somuah”) an individual, to memorialize and formalize Mr. Somuah’s commitment and services to the Company. Mr. Somuah is currently a member of the Company’s Board of Directors, the Chief Financial Officer, and Secretary, and shall continue on a full-time basis under this Agreement. Mr. Somuah’s leadership role entails being responsible for day-to-day management decisions and for implementing the Company’s long- and short-term plans, including, but not limited to, Business Development and creation of long-term value for the Company’s organization from customers, markets and relationships; advising and consulting on potential growth opportunities for presentation to management and or to fellow Board of Directors as well as the subsequent support and monitoring of project-by-project implementation; consult and lend experience on potential properties/projects, marketing, financial and or management services, investment banking, mergers and acquisitions, legal, strategic human resources, and or management consulting and other matters from time to time as required for the execution of the Company’s exploration and mining business (collectively, the “Services”). the Company shall pay Mr. Somuah a monthly salary in the total amount $4,500 per month on a ongoing basis. In addition, the Company issued 13,000,000 restricted common shares valued at $2,340,000 to Mr. Somuah in recognition of his services. On July 13, 2021, Edward Somuah, the Company’s current Chief Financial Officer (“CFO”), resigned from his position as CFO and Treasurer. Upon resignment, Mr. Somuah will no longer receive a monthly salary of $4,500 per month. See Note 12.

On June 10, 2021, the Board of Directors of the Company ratified entry into a Joint Venture & Partnership Agreement (the “JV Agreement”) with Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”), dated June 1, 2021, which sets forth the terms and conditions of a joint venture and partnership (the “Partnership”) between AEMG and the Company relating to precious metal, minerals and mining exploration activities in the Country of Ghana. Additionally, AEMG granted to the Company an exclusive option to earn and acquire up to a 50% ownership interest in certain project, properties and concession located in the Country of Ghana in which AEMG has an interest (the “Ghana Option Interest”). The initial project that the Parties shall endeavor to undertake pursuant to the Partnership is approximately 1 square km or 247 acres of land, (which is approximately 61.75 Ghana acers) of the Shewn Edged Pink Concession (the “Concession”). The Parties intend this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation and operation of the Concession. Each additional project relating to the Ghana Option Interest, and agreed to be made part of, and undertaken by the Partnership, shall be governed by individual “Operating Agreements” setting forth the terms and conditions relating to each project specifically.

The specific terms and conditions relating to the operations of the Concession are set forth in that certain Operating Agreement (“Operating Agreement”), which is attached to the JV Agreement as Schedule A.

The Company has formed a wholly owned subsidiary incorporated in Ghana and duly authorized to conduct business in precious metals and in mining activities in Ghana named Guskin Gold Ghana #1 Limited. All operations relating to the Concession will be undertaken by Guskin Gold Ghana #1 Limited.

As consideration for the Partnership and the Ghana Option Interest, the Company shall advance to AEMG, or other parties as directed by AEMG, and as mutually agreed to by the Parties, a financing (“Financing”) in the aggregate of Five Hundred Thousand ($500,000) dollars, to be remitted in accordance with a work program and budget. Such funds advanced as part of the Financing shall not be considered a capital contribution relating to the operations of the Partnership but shall be a debt due from the operations of the Partnership to the Company which shall be repaid from proceeds derived from operations, or upon the dissolution and liquidation of the operation. Additionally, the Company shall issue an aggregate 2,000,000 restricted common shares the Company’s common stock, at a per share valuation to be determined based on separate performance obligations (the “Shares”). Such Shares shall be earned and issued based on reaching and completion of certain milestones, which are fully set forth in the JV Agreement and Operating Agreement. In accordance with the JV Agreement, AEMG is entitled to receive approximately 250,000 shares of restricted common stock as of the date of the Partnership agreement. As June 30, 2021, 250,000 shares of restricted common stock valued at $0.0217 per share for a total fair value of $5,426 were issued to AEMG.

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

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2021

(Unaudited)

Note 11 – Common stock

On January 11, 2021, the Company issued 13,000,000 shares of restricted common stock for services valued at $2,340,000 to Edward Somuah as compensation for services rendered.

On April 16, 2021 the holder of the note in the amount of $15,000 converted all of its note into 1,500,000 shares of common stock valued at $270,000 or $0.18 per share and the unamortized discount at the date of conversion of $542 was expensed to interest expense.

On April 17, 2021 the holder of the note in the amount of $15,000 converted all of its note into 1,500,000 shares of common stock valued at $270,000 or $0.18 per share and the unamortized discount at the date of conversion of $500 was expensed to interest expense.

On April 18, 2021 the holder of the note in the amount of $25,000 converted all of its note into 2,500,000 shares of common stock valued at $450,000 or $0.18 per share and the unamortized discount at the date of conversion of $1,875 was expensed to interest expense.

On April 19, 2021 the holder of the note in the amount of $25,000 converted all of its note into 2,500,000 shares of common stock valued at $450,000 or $0.18 per share and the unamortized discount at the date of conversion of $5,554 was expensed to interest expense.

On June 10, 2021, in accordance with the JV Agreement, AEMG is entitled to receive approximately 250,000 shares of restricted common stock as of the date of the Partnership agreement. As June 30, 2021, 250,000 shares of restricted common stock valued at $0.0217 per share for a total fair value of $5,426 were issued to AEMG.

As of June 30, 2021, a total of 50,461,265 shares of common stock with par value $0.001 remain outstanding.

During the three and nine months ended June 30, 2021, the Company received in kind services from the Chief Executive Officer for time spent. The Company recorded in kind service contributions valued at $15,000 and $35,000, respectively. This is recorded in additional paid in capital.

Note 12 – Subsequent Events

On July 13, 2021, Edward Somuah, the Company’s Chief Financial Officer (“CFO”), resigned from his position as CFO and Treasurer, and concurrently. Mr. Mario Beckles, age 47, was appointed as the Company’s new CFO and Treasurer. Mr. Somuah shall remain as the Company’s current President, Secretary, and as a member of the Company’s Board of Directors. Upon resignment, Mr. Somuah will no longer receive a monthly salary of $4,500 per month.

During the period from July 1, 2021 to September 30, 2021, the Company received funds from an unrelated third party in the amount of $110,000 in exchange for 440,000 shares of common stock. The Company advanced $67,000 of these funds to AEMG under the JV agreement (see Note 10).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the nine months ended June 30, 2021. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

For the three months ended June 30, 2021 and for the period from May 28, 2020(inception) to June 30, 2020

For the three months ended June 31, 2021 and 2020, we incurred operating expenses of $73,350 and $39,800, respectively. The increase in operating expenses during the three months ended June 30, 2021 as compared to the comparable period ended June 30, 2020 is primarily attributable to an increase in audit, legal and accounting fees during the three months ended June 30, 2021.

Net Loss

For the three months ended June 30, 2021, we incurred a net loss of $7,743,479 as compared to a net loss of $39,826 during the comparable period ended June 30, 2020. This is attributable to an increase in the value of the derivative liability of $7,650,004 during the three months ended June 30, 2021.

For the nine months ended June 30, 2021 and for the period from May 28, 2020(inception) to June 30, 2020

For the nine months ended June 30, 2021, we incurred operating expenses of $2,547,159 as compared to $39,800. The operating expenses consisted of stock-based compensation in the amount of $2,340,000 paid to our former Chief Financial Officer, professional fees of $127,598, and $79,561 general and administrative fees.

Net Loss

For the nine months ended June 30, 2021, we incurred a net loss of $10,286,903 as compared to $39,826. This is attributable to an interest expense of $89,851, stock-based compensation in the amount of $2,340,000 paid to our former Chief Financial Officer as well as an increase in the value of the derivative liability of $7,649,843.

Liquidity and Capital Resources

As of June 30, 2021, we have $1,276 in current assets and $8,690,728, in current liabilities. We had $1,276 in cash and our working capital deficit was $8,689,452.

Cash Flows:

	For the Nine Months Ended June 30, 2021	For the period from May 28, 2020 (inception) to June 30, 2020
	(Unaudited)
Cash Flows Used in Operating Activities	$(131,458)	$(15,540)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	118,967	15,540
Net change in cash	$(12,491)	$-

The Company has not had revenues since its inception and to date, has relied on the support of its Chief Executive Officer and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations. If the Company does not begin to generate revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. Our unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our independent registered public accounting firm has included its audit report to the audited financial statements for the year ended September 30, 2020 stating substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed consolidated financial statements for the nine months ended June 30, 2021, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

3.4	Certificate of Amendment to Articles of Incorporation, dated November 30, 2020(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

10.2	Share Exchange Agreement, dated September 3, 2020

10.3	Joint Venture Agreement by and between Guskin Gold Corp. and Africa Exploration & Minerals Group Limited dated June 1, 2021.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously Filed

(2)	Filed Herewith

*	Filed Herewith.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guskin Gold Corp.

Date: October 5, 2021	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: October 5, 2021	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)