Form 10-K
period 2021-09-30
Guskin Gold Corp.
filed 2022-01-31
CIK 1509786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: September 30, 2021

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

Santa Clara, CA 95054
(Address of principal executive offices and zip code)

(408) 766-1511
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of March 31, 2021 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($0.18), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $4,176,227.70.

As of January 11, 2022, there were 51,201,265 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GUSKIN GOLD CORP.

Form 10-K

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

ITEM 1. BUSINESS.

Corporate History

Guskin Gold Corp. (fka Inspired Builders, Inc.), a Nevada Corporation (the “Company”, “Guskin”, “we”, and “us”), was incorporated in the State of Nevada in February 2010, as Inspired Builders, Inc. We previously focused on repairing and providing home improvements for homeowners and then acquiring, investing in, developing, and managing real estate properties and related investments. On August 15, 2017, pursuant to another change in control transaction we ceased all operations as a real estate company.

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

As of September 22, 2020 (the “Closing Date”), the transactions contemplated by the Share Exchange Agreement have been satisfied, accordingly the Share Exchange Agreement is closed (“Closing”).

Concurrent with the Closing of the Share Exchange Agreement, the Company’s Board of Directors, having received the written consent of shareholders holding a majority of the Company’s outstanding shares of common stock, approved: (i) an amendment to the Company’s Articles of Incorporation to change the Company’s name from Inspired Builders, Inc. to Guskin Gold Corp. (the “Corporate Name Change”); and (ii) a change to the Company’s OTC trading symbol from ISRB to GUSK, or if unavailable to GGCO or GKIN (the “Symbol Change”). Nevada corporate law permits holders of a majority of the voting power to take shareholder action by written consent. Accordingly, the Company did not hold a meeting of its shareholders to consider or vote upon the Corporate Name Change or Symbol Change. The Corporate Name Change and Symbol Change (to GKIN) became effective December 4, 2020.

The Share Exchange Agreement is qualified in its entirety by the complete copy of the Share Exchange Agreement, which was filed with the SEC on September 8, 2020, as part of our Current Report on Form 8-K as Item 10.01 and is incorporated by reference herein.

Our year end is September 30. We are a development stage enterprise. Accordingly, our current plan of operation consists of identifying, assessing, and vetting various gold and mineral properties, specifically focusing on gold properties and the exploration and potential development of small-scale gold mining operations in Africa, as discussed in detail below. As the new business operations and direction of the Company shall be that of its wholly owned subsidiary, Guskin Gold Corporation.

Our principal office is located at 4500 Great America Parkway, PMB 38, Ste 100 Santa Clara, CA 95054 and we maintain a mailing address as 2nd Brewery Link Box mp 2797, Momprobi-Accro, Ghana. Our telephone number is (408) 766-1511 and our e-mail contact is info@guskingold.com. Our website can be viewed at www.guskingold.com. The Company has not filed for bankruptcy, receivership or any similar proceedings nor is in the process of filing for bankruptcy, receivership, or any similar proceedings.

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

Our Growth Strategy & Corporate Values

Our long-term goal is to become a leading, sustainable, and efficient small to medium sized gold producer. We intend to achieve this through creating value for our shareholders by minimizing risks related to exploration, mining, and processing of our mineral resources and increasing efficiency. Our primary focus is on gold production in Ghana, West Africa, but we may diversify into other minerals and countries over time.

People

We believe that people are our most important asset, and it is our highest priority to create and maintain a safe and healthy working environment, from both personnel and an environmental prospective. We intend to operate all future properties and claims utilizing both cost effective and cutting-edge safety measures to ensure a sustainable working relationship for our employees and the communities in which we will operate.

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

Risk management

We will intend to establish, maintain, and evolve our risk management frameworks, systems, policies, standards and procedures to effectively manage financial, health, safety, environment, community and other operational risks and where those risks could have a material impact on the Company’s businesses and operations, formulating strategies for mitigating these risks for consideration by the Board.

Current Operations – Ghana, West Africa

Our business activity is the early-stage development of a business focusing on the acquisition of gold properties, and the exploration and potential development of gold mining operations in Africa, specifically focused currently in the Republic of Ghana, West Africa. Ms. Asante, our new CEO has travelled to Ghana four times over the past 18 months, for the purpose of meeting with geologist, attorneys, and other qualified individuals in furtherance of identifying potential acquisition properties in Ghana and the subsequent exploration of these projects, if any, and the further development of these projects with the potential goal of attaining production of gold in Ghana. Ghana is a well-known mining jurisdiction with a long history of gold production and a highly trained workforce. The mining tenure, royalty and tax laws are stable and well legislated. While the Company’s current focus is in Ghana, we are actively seeking out opportunities throughout the continent of Africa.

On June 1, 2021, the Company and Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”) entered into a Joint Venture & Partnership Agreement (the “JV Agreement”) setting forth the terms and conditions of a joint venture and partnership (the “Partnership”) between themselves relating to precious metal, minerals and mining exploration activities in the Country of Ghana. The initial project that the Parties were to undertake was an approximately 1 square km of the Shewn Edged Pink Concession (the “Concession”). In the beginning of November 2021, Company management, while visiting our operations in Ghana, noticed various accounting discrepancies and expenses irregularities relating to AEMG’s activities at the Concession. Additionally, during this time the Company was informed that, on information and belief, AEMG was not the rightful owner of the Concession and in fact had no legal right to enter the Partnership with the Company. Thereafter, the Company met with AEMG on several occasions seeking to resolve these matters in a manner that would be mutually agreeable to both parties. All attempts, as of the date of this report, to resolve the dispute amicably have been unsuccessful. The Company has retained Ghanaian counsel to represent and protect its interests relating to the disputed funds and our ongoing operation in Ghana. Also, on advice of counsel, the Company has turned all evidence of the foregoing over to the proper authorities and currently the matter is under review by the lead prosecutors in Accra, Ghana. The Company will continue to assist the authorities in any manner necessary and will continue to protect and preserve all remedies available to the Company at law, both in Ghana and in the United States, as necessary.

On January 24, 2022, Guskin Gold Corp., by and through a new wholly owned subsidiary, Guskin Gold Ghana #1 Limited., a company incorporated under the Laws of the Republic of Ghana (collectively, Guskin Gold Corp. and its subsidiary Guskin Gold Ghana Ltd. shall be referred to hereinafter as the “Company”) and Danampco Company Ltd., a company incorporated under the Laws of the Republic of Ghana (the “DCL”) entered into a Joint Venture & Partnership Agreement (the “JV Agreement”) which sets forth the terms and conditions of a joint venture and partnership (the “Partnership”) between themselves relating to precious metal, minerals and mining exploration activities in the Country of Ghana. Per the Agreement DCL granted the Company an exclusive seventy (70%) percent ownership interest in that certain project, located in the Country of Ghana in which DCL has an interest known as the Kukuom Shewn Edged Pink Concession (the “Kukuom Concession”). The Kukuom Concession covers a total surface area of one-hundred fifty-six (156) square kilometers and is located between the cities of Goaso and Bibiani in the Ahafo District of Ghana. The Parties intent this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. Each additional project relating to the Ghana Option Interest, and agreed to be made part of, and undertaken by the Partnership, shall be governed by individual “Operating Agreements” setting forth the terms and conditions relating to each project specifically. As consideration for the Partnership, the Company shall provide all financing (“Financing”), to be remitted in accordance with a work program and budget, necessary to begin exploration of the Kukuom Concession. Additionally, the Company shall issue DCL 500,000 restricted common shares the Company’s common stock, at a per share valuation of $1.00 per share, with such shares shall be issued based on certain milestones, which are fully sent forth in the JV Agreement and Operating Agreement. The foregoing description of the JV Agreement and Operating Agreement (as Schedule A to the JV Agreement) do not purport to be complete and are qualified in their entirety by reference to the full text of both documents which are attached hereto as Exhibit 10.4 (the Operating Agreement is Schedule A to the JV Agreement) and is incorporated herein by reference.

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

Rights in Ghana

The Constitution of Ghana vests title in every mineral in its natural state to the Government of Ghana. The exercise of any mineral right in the form of reconnaissance, exploration, or exploitation of any mineral in Ghana requires an appropriate license or mineral right to be issued by the Government of Ghana acting through the Minister responsible for Lands and Natural Resources. The Minister responsible for Lands and Natural Resources administers, promotes and regulates Ghana’s mineral wealth through the Minerals Commission, a governmental organization designed in accordance with the Minerals Commission Act 1993 (Act 450) and the Minerals and Mining Act 2006 (“2006 Mining Act”).

Pursuant to the 2006 Mining Act, a number of regulations were passed in 2012 to clarify and implement provisions of the 2006 Mining Act. These regulations relate to matters such as licensing, local content, technical issues, mineral right holding costs, mine support services and payment of compensation to persons impacted by mining operations. Once a license or mineral right is issued to an entity by the Government of Ghana, Ghanaian mining laws prevent that license or mineral right from being transferred, assigned, or mortgaged by the licensee or mineral right holder without the prior written approval of the Government of Ghana. The Ghana Minerals Commission is also required to maintain a public register of all applications, grants, variations, transfers, suspensions and cancellations of such licenses or mineral rights. Official searches may be conducted in the public register to obtain information regarding any license or mineral right granted by the Government of Ghana.

In order to confirm the Company’s title in its material mineral properties, the Company will, from time to time, obtain legal opinions from its local Ghanaian counsel regarding rights, title and interests in and to its material mineral properties.

Ghanaian law sets mineral royalties at a flat rate of 5% of mineral revenues.

Government Regulation

General

The Company’s activities are subject to extensive federal, state, and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances, and other matters. The costs to comply with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company has been recognized for its commitment to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent application or interpretation of these laws and regulations through judicial review, or administrative action or the adoption of new laws could have a material adverse effect upon the Company and its results of operations.

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

The Company’s future mining, processing, development, and mineral exploration activities will also subject to various laws governing prospecting, development, production, taxes, labor standards, occupational health and safety, land rights of local people and other matters. New rules and regulations may be enacted, or existing rules and regulations may be modified and applied in a manner that could have an adverse effect on the Company’s financial position and results of operations.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal office is located at 4500 Great America Parkway, PMB 38, Ste 100 Santa Clara, CA 95054. We also maintain a mailing address at 2nd Brewery Link Box mp 2797, Momprobi-Accro, Ghana. Our telephone number is (408) 766 1511 and our e-mail contact is info@guskingold.com. We currently rent this space on a month-to-month basis. This space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space. We do not currently own any real property.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Description of Securities

Our authorized capital stock consists of 250,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock of which NIL have been designated.

Common Stock

Of the authorized common stock, 51,201,265 shares are outstanding as of September 30, 2021, and 51,201,265 as of January 10, 2022. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Nevada corporate law. The holders of our common stock do not have cumulative voting rights, which mean that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully- paid and nonassessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

Preferred Stock

There are no shares of Preferred Stock outstanding.

Stock Transfer agent

The stock transfer agent for our securities is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598

Market Information

Our common stock is quoted on the OTC Markets under the trading symbol “GKIN”. The OTC Markets is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. Since being listed on the OTC Markets our common stock has only had limited trading volume. We currently trade on the OTCQB.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Pink Market Place under the symbol “GKIN.” On December 3, 2020, FINRA to declared effective our corporate action to change the Company’s OTC trading symbol from ISRN to GKIN and change our name to “Guskin Gold Corp.” from Inspired Builders, Inc. Trading under the new ticker symbol began at market opening December 4, 2020. The Company’s CUSIP changed to 40330L100.

The following table sets forth the high and low closing prices for the Company’s Common Stock per quarter as reported by the OTC Bulletin Board for the quarterly periods indicated below based on its fiscal year end of September 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. In the past 2 years, our stock has had very minimal trades. Our stock did not have any trades between September 14, 2018, and May 2021, as such we have only reported for the two quarters ended June 30, 2021, and September 30, 2021

Fiscal Quarter	High	Low
June 30, 2021	$4.95	$1.03
September 30, 2021	$2.68	$1.37

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of Selling Stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Stockholders

As of January 10, 2022, we had 60 holders of record of our Common Stock.

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

Other that previously reported, none.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the three month period ended December 31, 202. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

For the Fiscal Year Ended September 30, 2021 and for period from May 28, 2020 (inception) to September 30, 2020.

For the fiscal year ended September 30, 2021, we incurred operating expenses of $3,007,867. For the period from May 28, 2020 (inception) September 30, 2020, we incurred operating expenses of $68,144. The increase in operating expenses is attributable to stock-based compensation of $2,593,500 which was paid in 2021 as well as increase in accounting and legal and consulting fees due to a full 12 months of activity in the fiscal year ended September 30,2021 versus only four months of operating activity during the prior period ended September 30, 2020.

Net Loss

For the fiscal year ended September 30, 2021, we incurred net losses of $13,406,994. For the period from May 28, 2020 (inception) to September 30, 2020, we incurred net loss of $71,150. The increase in net losses is attributable to the issuance of stock-based compensation in the amount of $2,593,500 which was paid in 2021, in addition to a $10,304,893 change in derivative value as well as increase in accounting and legal and consulting fees due to a full 12 months of activity in the fiscal year ended September 30, 2021 versus only four months of operating activity during the period ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we have $11,044 in current assets and $11,690,159 in current liabilities. We had $6,044 in cash and our working capital deficit was $11,679,115. As of September 30, 2020, we have $13,767 in current assets and $2,231,316 in current liabilities. We had $13,767 in cash and our working capital deficit was $2,217,549.

Cash Flows:

	For the Fiscal Year Ended September 30, 2021	For the period from May 28, 2020 (inception) to September 30, 2020
Cash Flows Used in Operating Activities	$(225,839)	$(37,127)
Cash Flows Provided by Investing Activities	5,426	27,500
Cash Flows Provided by Financing Activities	228,967	23,394
Net change in cash	$(7,723)	$13,767

Cash Flows Used in Operating Activities

We used $225,839 of cash in our operating activities during the fiscal year ended September 30, 2021 These are attributable to our net loss adjusted by the non-cash items of $2,593,500 for the fair value of shares issued for services, $79,236 for amortization of debt discount, $10,304,893 change in fair value of derivative liability and $50,000 of in-kind contribution of services. We used $37,127 of cash in our operating activities during the period from May 28, 2020 (inception) to September 30, 2020. These are attributable to our net loss adjusted by the non-cash items of $28,200 for the fair value of shares issued for services and $2,614 for amortization of debt discount. This was also offset by $3,220 of increase in accounts payable and accrued interest.

Cash Flows Provided by Investing Activities

We provided $5,426 non cash investment in mineral rights during the fiscal year ended September 30, 2021. We received $27,500 of cash under the reverse merger. during the period from May 28, 2020 (inception) to September 30, 2020.

Cash Flows Provided by Financing Activities

We received $228,967 from the issuances of loans payable from related parties totaling $149,357 and a common stock subscriptions in the amount of $110,000 during the fiscal year ended September 30, 2021. We received $23,394 from the issuances of loans payable from related parties totaling $15,894 and a note payable from an unrelated party in the amount of $7,500 during the period from May 28, 2020 (inception) to September 30, 2020.

Going Concern and Management’s Liquidity Plans

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $13,406,994 for the fiscal year ended September 30, 2021. In addition, the Company has an accumulated deficit of $13,478,144 and a working capital deficit of $11,679,115 as of September 30, 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Company’s consolidated financial statements beginning on page F-1 of this report.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer, and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of September 30, 2021, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended September 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2021, that were not filed.

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

Name and Address of Beneficial Owner Directors and Officers:	AGE	Position	Date of Appointment
Naana Asante	45	CEO, President, Secretary and Director	September 22, 2020 (1)
Mario Beckles	48	CFO and Treasurer	July 13, 2021
Samuel “Jojo” Andrews	46	Director	November 10, 2021

____________

(1)

On September 22, 2020, pursuant to the terms and conditions of the Share Exchange Agreement, the Board of Directors (the “Board”) of the Company held a Special Board of Directors Meeting whereby they appointed Mrs. Naana Asante to the serve as member of the Company’s Board of Directors and as the Company’s Chief Executive Officer. On November 8, 2021, Ms. Asante became president and secretary of the Company.

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

Mario Beckles- Mr. Beckles has over 24 years of experience in financial reporting, financial accounting, tax and audit works. Mr. Beckles areas of expertise include, inter alia, information technology and retail. He began his career as a Senior Auditor with Deloitte and has since held positions as CFO of First Liberty Power Corp, a publicly traded mining company (FLPC), was a Partner at Jersey Fortress Capital Partners, a boutique investment banking firm or was a Senior Financial Reporting Analyst with SimplexGrinnell, a $2B Fire & Security Contractor. Mr. Beckles has operated Beckles & Co., an accounting, tax and business advisory company, for the past five years, and has been Chief Financial Officer of Boatim Inc. (OTC:BTIM) since March 2021. Mr. Beckles is a member of the American Institute of Certified Public Accountants and holds a CPA license with the state board of Florida.

Samuel “Jojo” Andrews - Mr. Andrews has worked both as a private legal practitioner, a corporate law specialist, and a consultant in law, commerce, and investment. He is the founder and Managing Director of Blackwood Legal Services in Ghana, Africa, with local and international clients from Europe, China, the United States and South America including Huawei, Samsung, Lavilla Hotel, China Geo Engineering, Hongtai Mining, TRAC Oil and Gas, Harvest Commodities International, I-Banking Ghana, Azuke Energy, the China News Agency (XIn Hua) and the Managing Director of the Agricultural Development Bank (ADB). Since 2008, Mr. Andrews has represented Huawei Technologies and been a supervisor for all legal affairs in Cameroun, Gabon, Kenya, and in Central Africa. Mr. Andrews brings extensive expertise in matters of Ghana corporate, compliance and regulatory law; mining, real-estate, and property law; investment, commercial transactions, and international business, and mergers and acquisitions. Mr. Andrews holds a Bachelor of Arts from the University of Ghana, an LLB from the University of Ghana and a Barrister at Law from Ghana School of Law in 2006. Mr. Andrews is currently working on his MBA from the University of Ghana business school.

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

Significant Employees

While the Company has engaged various consultants, other than management, we currently have no significant employees other than our officers.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter, or control person of the Company has been involved in the following:

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

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

22

(4)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

Committees of the Board of Directors

The Company does not presently have a separately designated standing audit committee, compensation committee, nominating committee, executive committee, or any other committees of our Board of Directors. The functions of those committees are undertaken by our Board of Directors.

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

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules, and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices, and policies.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)(2)	Total ($)
Naana Asante(3) CEO, President & Director	2021	NIL	NIL	NIL
	2020	NIL	NIL	NIL
	2019	-	-	-
Mario Beckles (4)	2021	NIL	NIL	NIL
	2020	-	-	-
	2019	-	-	-
Edward Somuah(5) Former CEO, CFO, Secretary & Director	2021	NIL	NIL	NIL
	2020	NIL	NIL	NIL
	2019	-	-	-
David Lazar(6) Former CEO, CFO, Secretary & Director	2021	-	-	-
	2020	NIL	NIL	NIL
	2019	-	-	-
Kai Ming Zhao(7) Former Sole-Officer & Director	2021	-	-	-
	2020	NIL	NIL	NIL
	2019	NIL	NIL	NIL

____________

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

3.	Ms. Naana Asante was appointed as the CEO and Director of the Company as of September 22, 2020, and was appointed as President and Secretary on November 8, 2021.

4.	Mr. Beckles was appointed as CFO and Treasurer on July 13, 2021.

5.

Mr. Edward Somuah was originally appointed as the sole-officer and director of the Company on April 30, 2020. As a result of the Share Exchange Agreement, on September 22, 2020, Mr. Somuah resigned from the position of Chief Executive Officer. On July 13, 2021, he resigned as the Company’s, Chief Financial Officer and Treasurer and November 8, 2021 he resigned as President, Secretary and as a member of the Company’s Board of Directors.

6.	Mr. David Lazar was appointed as the Company’s sole-officer and director on January 28, 2020, he resigned from all positions held with the Company as of April 30, 2020.

7.	Mr. Kia Ming Zhao was appointed as the Company’s sole-officer and director on February 15, 2018, he resigned from all positions held with the Company as of January 28, 2020

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of January 10, 2022, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of January 10, 2022, there were 51,201,265 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class%(7)
Naana Asante, CEO and Director(2)	15,000,000	29.30%
Mario Beckles	-	-
Samuel Andrews	-	-

All Directors and Executive Officers as a Group	15,000,000	29.30%
5%+ Shareholders
Akwasi Bonsu(3) 2nd Brewery street, MP box 2797 Mamprobi-Accra Ghana	3,250,000	6.35%
Diego Manfredi(4) Fracc Selvanova M 7 L20 Calle Areno, No Ext Depto 703-1 Condominio Coto 7 CP 77723 Zona Urbana B, Solidaridad	3,250,000	6.35%
Participator Ventures, Inc.(5) 1 King West, Suite 2209 Toronto, Ontario, M5H 1A1 Canada	3,000,000	5.86%
Confederate Capital LLC(6) 401 Ryland street. STE 200-A Reno NV 89502	3,500,000	6.84%

____________

(1)

Applicable percentage of ownership is based on 51,201,265 shares of common stock outstanding on January 10, 2022. Unless otherwise stated, all shareholders can be reached at mailing address 4500 Great America Parkway, PMB 38, Ste 100, Santa Clara, CA 95054

(2)

Naana Asante is the Company’s current CEO and member of the Company’s Board of Directors, she received the shares a part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which she was a former shareholder.

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

(7)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 10, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021 and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loans totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022 and May 19, 2022. As of September 30, 2021 a total of $108,451 remains outstanding as of September 30, 2021, the Company recorded accrued interest expense of $1,508.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2021, the Company recorded accrued interest expenses of $314. As of September 30, 2020, the Company recorded accrued interest expenses of $78.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of September 30, 2021 and September 30, 2020, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 12, 2021, the Company, entered into a Consulting Agreement with Edward Somuah, (“Mr. Somuah”) an individual, to memorialize and formalize Mr. Somuah’s commitment and services to the Company. Mr. Somuah was a member of the Company’s Board of Directors, the Chief Financial Officer, and Secretary. The Company paid Mr. Somuah a monthly salary in the total amount $4,500 per month. Additionally, on January 11, 2021, the Company issued 13,000,000 shares of restricted common stock for services valued at $2,340,000 to Edward Somuah as compensation for services rendered. On July 13, 2021, Edward Somuah, the Company’s current Chief Financial Officer (“CFO”), resigned from his position as CFO and Treasurer. Upon resignment, Mr. Somuah will no longer receive a monthly salary of $4,500 per month.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of September 30, 2021, the accrued interest was $311.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Liggett & Webb P.A. and BF Borgers, for the fiscal periods shown.

	For the years ended
	September 30, 2021	September 30, 2020
Audit Fees	$27,500	$20,000
Audit Related Fees	3,000	7,875
Tax Fees	-	-
All Other Fees	-	-
Total	$30,500	$27,875

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements. Fees billed by Liggett & Webb P.A. totaled $17,500 and fees billed by BF Borgers totaled $10,000.

Audit-Related Fees are fees for assurance and related services by the principal accountant that are traditionally performed by the principal accountant and which are reasonably related to the performance of the audit or review of the registrant’s financial statements and fees attributed to the audit of Guskin Gold Corporation, our wholly owned subsidiary. Audit related fees billed by Liggett & Webb P.A. during the fiscal year ended September 30, 2021, totaled $3,000, which were related to the Company’s Registration Statement on Form S-1.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2021, and for the period from May 28, 2020 (inception) to September 30, 2020. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	Consolidated Financial Statements:

Page
Reports of Independent Registered Accounting Firms	F-1
Consolidated Balance Sheet as of September 30, 2021 and September 30, 2020	F-3
Consolidated Statement of Operations for the fiscal year ended September 30, 2021 and for the period from May 28, 2020 (Inception) to September 30, 2020	F-4
Consolidated Statement of Changes in Shareholders’ Deficit for the fiscal year ended September 30, 2021 and for the period from May 28, 2020 (Inception) to September 30, 2020	F-5
Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2021 and for the period from May 28, 2020 (Inception) to September 30, 2020	F-6
Notes to Consolidated Financial Statements	F-7

(b)	Exhibits:

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

3.4	Certificate of Amendment to Articles of Incorporation, dated November 30, 2020(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

10.2	Share Exchange Agreement, dated September 3, 2020

10.3	Joint Venture Agreement by and between Guskin Gold Corp. and Africa Exploration & Minerals Group Limited dated June 1, 2021.

10.4	Joint Venture and Partnership Agreement by and between Guskin Gold Corp and Danampco Company Ltd., dated January 24, 2021(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 ____________

(1)	Previously Filed
(2)	Filed Herewith

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

Guskin Gold Corp.

Date: January 31, 2022	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: January 31, 2022	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Guskin Gold Corp.

Date: January 31, 2022	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer and Director

Date: January 31, 2022	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer) and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Guskin Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Guskin Gold Corp. (the "Company") as of September 30, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

January 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Guskin Gold Corp. (formerly known as Inspired Builders, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Guskin Gold Corp. (formerly known as Inspired Builders, Inc) and Subsidiary (the “Company”) as of September 30, 2020, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the period from May 28, 2020 (inception) to September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the period from May 28, 2020 (inception) to September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

We served as the Company’s auditor from 2014.

Boynton Beach, Florida

January 8, 2021

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2021	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$6,044	$13,767
Prepaid expenses	5,000	-
Total current assets	11,044	13,767

TOTAL ASSETS	$11,044	$13,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$164,798	$22,549
Loan payable – Related Party	149,357	30,390
Convertible notes payable (net of unamortized discount)	45,000	45,764
Notes payable	7,500	7,500
Stock based compensation payable	253,500	-
Derivative liability	11,070,004	2,125,113
TOTAL LIABILITIES	11,690,159	2,231,316

Commitments and Contingencies (See Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 51,201,265 and 29,211,265 shares issued and outstanding at September 30, 2021 and September 30, 2020, respectively	51,201	29,211
Additional paid in capital	1,822,827	(2,175,610)
Accumulated deficit	(13,478,144)	(71,150)
Stock subscription receivable	(75,000)	-
TOTAL STOCKHOLDERS’ DEFICIT	(11,679,115)	(2,217,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,044	$13,767

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For Fiscal Year Ended	For the period from May 28, 2020 (inception) to
	September 30, 2021	September 30, 2020

Operating Expenses:
Stock based compensation	$2,593,500	$-
Professional fees	211,234	66,078
General and administrative expenses	121,210	2,066
Impairment	81,923	-
Total Operating Expenses	3,007,867	68,144

Loss from operations	(3,007,867)	(68,144)

Other Expense
Change in fair value of derivative	(10,304,893)	12
Interest expense	(94,234)	(3,018)
Total other expense	(10,399,127)	(3,006)

Net loss before income tax provision	(13,406,994)	(71,150)
Provision for income tax	-	-

Net loss	$(13,406,994)	$(71,150)

Net loss per common share
Basic and diluted	$(0.32)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	41,917,101	28,964,615

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MAY 28, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Common Stock		Capital	Stock subscription	Accumulated
	Shares	Par Value	Deficiency	receivable	Deficit	Total

Balance - May 28, 2020 (inception)		$-	$-	$-	$-	$-

Common stock issued to founder	15,000,000	15,000	-	-	-	15,000
Common stock issued for services	13,200,000	13,200				13,200
Share exchange and reverse merger	1,011,265	1,011	(2,175,610)			(2,174,599)
						-
Net loss	-	-	-	-	(71,150)	(71,150)
Balance - September 30, 2020	29,211,265	$29,211	$(2,175,610)	$-	$(71,150)	$(2,217,549)

Common stock issued for services	13,000,000	13,000	2,327,000			2,340,000
Debt conversion into common stock	8,000,000	8,000	1,432,002			1,440,002
Common stock subscriptions	740,000	740	184,260	(75,000)		110,000
In-kind contribution of services			50,000			50,000
Common stock issued for mineral rights	250,000	250	5,176		-	5,426

Net loss	-	-	-	-	(13,406,994)	(13,406,994)
Balance - September 30, 2021	51,201,265	$51,201	$1,822,827	$(75,000)	$(13,478,144)	$(11,679,115)

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM MAY 28, 2020

(INCEPTION) TO SEPTEMBER 30, 2020

	For the Fiscal Year Ended	For the period from May 28, 2020 (inception) to
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,406,994)	$(71,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	79,236	2,614
Change in fair value of derivative liability	10,304,893	(11)
In-kind contribution of service	50,000	-
Common stock issued for services	2,593,500	13,200
Common stock issued for founder	-	15,000
Changes in operating assets and liabilities:
Prepaid expense	(5,000)	-
Accounts payable and accrued expenses	144,248	3,220
Net Cash Used in Operating Activities	(225,839)	(37,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired under reverse merger		27,500
Investment in mineral rights	5,426	-
Net Cash Provided by Investing Activities	5,426	27,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	118,967	15,894
Proceeds from notes payable	-	7,500
Common stock subscriptions	110,000	-
Net Cash Provided by Financing Activities	228,967	23,394

NET CHANGE IN CASH	(7,723)	13,767

CASH - BEGINNING OF PERIOD	13,767	-
CASH - END OF PERIOD	$6,044	$13,767

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$1,440,000	$-
Convertible notes payable converted to common stock	$80,000	$-
Derivative liability extinguished upon conversion of convertible notes	$1,360,000	$-
Recapitalization – reverse merger	$-	$2,174,599
Investment in mineral rights	$5,426	$-

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED SEPTEMBER 30, 2021

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Guskin Gold Corp. (fka Inspired Builders, Inc.) (the “Company”,”Guskin”, “We”, and “Us”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017, the Company was directing its focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company.

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

The Company filed the Amended Articles of Incorporation effecting the Name Change with the Nevada Secretary of State, effective November 30, 2020. As previously reported, shareholders approved the Name Change and Symbol Change on September 22, 2020, in connection with the Closing of the Share Exchange Agreement between the Company and Guskin Gold Corp.

On December 3, 2020, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Inspired Builders, Inc.” to “Guskin Gold Corp.” (the “Name Change”) and a change in the Company’s ticker symbol from “ISRB” to the new trading symbol ”GKIN” (the “Symbol Change”). Trading under the new ticker symbol began at market opening December 4, 2020. The Company’s CUSIP also changed to 40330L100.

Note 2 – Summary of significant accounting policies

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at September 30, 2020.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $6,044 at September 30, 2021 and no cash equivalents at September 30, 2020. As of September 30, 2020, $13,752 was held with an escrow agent.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of September 30, 2021, the Company had $45,000 in convertible debt which if exercised would convert into 4,500,000 and as of September 30, 2020, and $125,000 in convertible debt which if exercised would convert into 12,500,000 shares of common stock.

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

Revenue Recognition

The Company accounts for revenue under Accounts Standard Codification (“ASC”) ASC 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Impairment of Long-lived Assets

We review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pretax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured by discounted estimated future cash flows and recorded by reducing the asset’s carrying amount to fair value. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected gold prices (considering current and historical prices, trends, and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of-mine plans.

Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold, silver, lead, and zinc that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Gold prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional Impairment of Long-lived Assets.

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

Fair Value of Financial Investments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and 2020.

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

We account for derivative liability at fair value on a recurring basis under level 3 at September 30, 2021 and 2020 (see Note 9).

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2021 and 2020, the Company had a derivative liability of $11,070,004 and $2,125,113, respectively.

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

Note 4 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net losses of $13,153,494 and $71,150 for the fiscal year ended September 30, 2021 and for the period from May 28, 2020 (inception) to September 30, 2020, respectively. In addition, the Company has accumulated deficit of $13,478,144 and $71,150  and working capital deficit of $11,350,615 and $2,217,549 as of September 30, 2021 and 2020, respectively.

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

Note 5 – Investment in mineral rights

On June 10, 2021, the Board of Directors of the Company ratified entry into a Joint Venture & Partnership Agreement (the “JV Agreement”) with Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”), dated June 1, 2021, Additionally, AEMG granted to the Company an exclusive option to earn and acquire up to a 50% ownership interest in certain project, properties and concession located in the Country of Ghana in which AEMG has an interest (the “Ghana Option Interest”). The initial project that the Parties shall endeavor to undertake pursuant to the Partnership is approximately 1 square km or 247 acres of land, (which is approximately 61.75 Ghana acers) of the Shewn Edged Pink Concession (the “Concession”). The Parties intend this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. The Company has formed a wholly owned subsidiary incorporated in Ghana and duly authorized to conduct business in precious metals and in mining activities in Ghana named Guskin Gold Ghana #1 Limited. All operations relating to the Concession will be undertaken by Guskin Gold Ghana #1 Limited. The Company, through Guskin Gold Ghana #1 Limited now holds 25% non-controlling interest of the Shewn Edged Pink Concession. The JV is considered as an unincorporated legal entity for accounting purposes, in accordance with ASC 323, therefore the Company has elected to account for all activity related to the JV under proportional consolidation of the results of operations. The Company issued 250,000 restricted common shares the Company’s common stock, at a per share valuation of $0.0217 per share (the “Shares”) for a total fair value of $5,426. There are no proven mineral reserves on the Shewn Edged Pink Concession as of September 30, 2021. During the fiscal year ended September 30, 2021, Guskin Gold advanced $67,500 to AEMG. Management evaluated the investment in mineral rights annually for impairment and determined that the total amount capitalized was impaired. An impairment loss total $81,923 was recorded.

In the beginning of November 2021, Company management, while visiting our operations in Ghana, noticed various accounting discrepancies and expenses irregularities relating to AEMG’s activities at the Concession. Additionally, during this time the Company was informed that, on information and belief, AEMG was not the rightful owner of the Concession and in fact had no legal right to enter the Partnership with the Company. Thereafter, the Company met with AEMG on several occasions seeking to resolve these matters in a manner that would be mutually agreeable to both parties. All attempts, as of the date of this report, to resolve the dispute amicably have been unsuccessful. The Company has retained Ghanaian counsel to represent and protect its interests relating to the disputed funds and our ongoing operation in Ghana. Also, on advice of counsel, the Company has turned all evidence of the foregoing over to the proper authorities and currently the matter is under review by the lead prosecutors in Accra, Ghana.

Note 6 – Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loan totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022, and May 19, 2022. As of September 30, 2021, a total of $108,451 remains outstanding as of September 30, 2021, the Company recorded accrued interest expense of $1,508.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2021, the Company recorded accrued interest expenses of $314. As of September 30, 2020, the Company recorded accrued interest expenses of $78.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of September 30, 2021, and September 30, 2020, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of September 30, 2021, the accrued interest was $311.

Note 7 – Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2021, and September 30, 2020, $7,500 of note payable remains outstanding.

Note 8 – Income taxes

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

For the period ended September 30,	2021	2020
Book loss for the year	$(13,153,494)	$(71,150)

Temporary differences:
Accrued interest	19,701	4,702
Accounts payable and accrued expenses	142,248

Permanent differences:
Stock based compensation	2,340,000	28,200
Amortization of debt discount	79,236	2,614
Change in derivative liability	10,304,893	(12)
Tax loss for the year	(48,672)	(35,646)

Estimated effective tax rate	21%	21%
Deferred tax asset	$(56,157)	$(7,486)
Less: Valuation allowance	7,486	7,486
Net Deferred tax asset	$(48,672)	$-

Rate Reconciliation:

Federal income tax at statutory rate	$(2,762,234)	$(14,942)
Temporary difference	34,009	987
Permanent difference	2,672,067	6,469
Change in Valuation Allowance	7,486	7,486
	$(48,672)	$-

The tax period since inception is open for examination by taxing authorities through 2026.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that because of various stock issuances used to finance its operations, an ownership change as defined in the provisions of Section 382 of the IRC occurred on September 22, 2020. Such ownership change resulted in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company estimates that $950,000 of its NOL carryforwards were effectively eliminated under Section 382 for federal income tax purposes. A portion of the remaining NOL carryforwards limited by Section 382 will become available each year. Limitations on NOL carryforwards relating to change in ownership may be imposed during the year ended September 30, 2021. The Company’s Section 382 estimated analysis has not been completed through September 30, 2021.

Note 9 – Convertible notes

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

On April 16, 2021, the holder of the note in the amount of $15,000 converted all of its note into 1,500,000 shares of common stock valued at $270,000 or $0.18 per share and the unamortized discount at the date of conversion of $542 was expensed to interest expense.

On April 17, 2021, the holder of the note in the amount of $15,000 converted all of its note into 1,500,000 shares of common stock valued at $270,000 or $0.18 per share and the unamortized discount at the date of conversion of $500 was expensed to interest expense.

On April 18, 2021, the holder of the note in the amount of $25,000 converted all of its note into 2,500,000 shares of common stock valued at $450,000 or $0.18 per share and the unamortized discount at the date of conversion of $1,875 was expensed to interest expense.

A summary of value changes to the notes for the year ended September 30, 2021, and 2020 is as follows:

	September 30, 2021	From May 28, 2020 (Inception) to September 30, 2020

Carrying value of Convertible Notes	$45,764	$-
Convertible notes assumed - reverse merger	-	125,000
Less: Conversion of principal	80,000	-
Less: debt discount	79,236	(79,236)
Carrying value of Convertible Notes, net	$45,000	$45,764

Note 10 – Derivative liability

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

	September 30, 2021	September 30, 2020

Shares of common stock issuable upon exercise of debt	4,500,000	12,500,000
Estimated market value of common stock on measurement date	$2.47	$0.18
Exercise price	$0.01	$0.01
Risk free interest rate (1)	0.11–0.16%	0.11-0.16%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	64.21%	91.28-191%
Expected exercise term in years (4)	0.60 – 1.00	0.60 – 1.00

(1)	The risk –free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

The change in fair values of the derivative liabilities related to the Convertible Notes for the fiscal year ended September 30, 2021 is summarized as:

	Fair value at September 30,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$11,070,004	$-	$-	$11,070,004

Derivative Liability
Derivative liability as of September 30, 2020	$2,125,113
Change in fair value of derivative liability	10,304,893
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability	(1,360,000)
Derivative liability as of September 30, 2021	$11,070,004

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	11,070,004
Change in fair value of derivative liability at the end of the period	$11,070,004

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

The change in fair values of the derivative liabilities related to the Convertible Notes for the period from May 28, 2020 (inception) to September 30, 2020 is summarized as:

	Fair value at September 30, 2020	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability	$2,125,113	$-	$-	$2,125,113

Derivative Liability
Derivative liability as of May 28, 2020 (inception)	$-
Fair value for convertible instruments – reverse merger	2,125,125
Change in fair value of derivative liability	(12)
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability	-
Derivative liability as of September 30, 2020	$2,125,113

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at May 28, 2020 (inception)	$-
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	12
Change in fair value of derivative liability at September 30, 2020	$12

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

On June 1, 2020, (the “commencement date”) the Company entered into a consulting agreement with Dr. Kweku Ainuson to provide consulting services on as needed basis. The consultant shall be responsible for advising the Chief Executive Officer, President, Chief Geologist, and Chairman of the Board of Directors on all legal matters of the Company. In addition, the consultant is to provide legal advice on areas including but not limited to business contracts or any other legal documentation that requires legal expertise; assisting in the management of internal and external legal resources; reading and reviewing legal documents that the Client receives and making sure that they are properly drafted and any other legal services. As compensation for the services provided by Consultant, the Consultant should vest 50,000 shares common shares valued at $0.001 every quarter for total compensation value of 200,000 shares. In addition, every 90 days, from the commencement date, the company shall pay the consultant $5,000 plus additional fees per quarter. During the fiscal year ended September 30, 2021, a total of $15,000 in cash has been paid to Mr. Anuison. As of September 30, 2021, a total of $5,000 in cash compensation and 200,000 shares valued at $253,500 in stock based compensation is owed to Mr. Anuison.

On August 31, 2020, (the “commencement date”) the Company entered into a three-month term consulting agreement to provide consulting services on as needed basis. The consultant shall be responsible to perform business development and general consulting services on a non -exclusive basis for and on behalf of the Client in relation to business development, developing and creating operation documents, and will consult with and advise, as necessary and requested, The Client on matters pertaining to its general business operations. As compensation for the services provided by Consultant, the company shall pay the consultant $7,500 in month one, $2,500 in month two and $2,500 in month three. On December 15, 2020, the Company amended the consulting contract for an additional six months from the amendment date. As compensation for the services provided, the Company shall pay the consultant $2,500 per month.

On January 12, 2021, the Company, entered into a Consulting Agreement with Edward Somuah, (“Mr. Somuah”) an individual, to memorialize and formalize Mr. Somuah’s commitment and services to the Company. Mr. Somuah was a member of the Company’s Board of Directors, the Chief Financial Officer (“CFO”), and Secretary. The Company paid Mr. Somuah a monthly salary in the total amount $4,500 per month. Additionally, on January 11, 2021, the Company issued 13,000,000 shares of restricted common stock for services valued at $2,340,000 to Edward Somuah as compensation for services rendered. On July 13, 2021, Edward Somuah, the Company’s current Chief Financial Officer (“CFO”), resigned from his position as CFO and Treasurer. Upon resignment, Mr. Somuah will no longer receive a monthly salary of $4,500 per month.

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

As consideration for the Partnership and the Ghana Option Interest, the Company shall advance to AEMG, or other parties as directed by AEMG, and as mutually agreed to by the Parties, a financing (“Financing”) in the aggregate of Five Hundred Thousand ($500,000) dollars, to be remitted in accordance with a work program and budget. Such funds advanced as part of the Financing shall not be considered a capital contribution relating to the operations of the Partnership but shall be a debt due from the operations of the Partnership to the Company which shall be repaid from proceeds derived from operations, or upon the dissolution and liquidation of the operation. Additionally, the Company shall issue an aggregate 2,000,000 restricted common shares the Company’s common stock, at a per share valuation to be determined based on separate performance obligations (the “Shares”). Such Shares shall be earned and issued based on reaching and completion of certain milestones, which are fully set forth in the JV Agreement and Operating Agreement. In accordance with the JV Agreement, AEMG received approximately 250,000 shares of restricted common stock valued at $0.0217 per share for a total fair value of $5,426 were issued to AEMG.

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

On April 16, 2021, the holder of the note in the amount of $15,000 converted all of its note into 1,500,000 shares of common stock valued at $270,000 or $0.18 per share and the unamortized discount at the date of conversion of $542 was expensed to interest expense.

On April 17, 2021, the holder of the note in the amount of $15,000 converted all of its note into 1,500,000 shares of common stock valued at $270,000 or $0.18 per share and the unamortized discount at the date of conversion of $500 was expensed to interest expense.

On April 18, 2021, the holder of the note in the amount of $25,000 converted all of its note into 2,500,000 shares of common stock valued at $450,000 or $0.18 per share and the unamortized discount at the date of conversion of $1,875 was expensed to interest expense.

On April 19, 2021, the holder of the note in the amount of $25,000 converted all of its note into 2,500,000shares of common stock valued at $450,000 or $0.18 per share and the unamortized discount at the date of conversion of $5,554 was expensed to interest expense.

On June 10, 2021, in accordance with the JV Agreement, AEMG is entitled to receive approximately 250,000 shares of restricted common stock as of the date of the Partnership agreement. As June 30, 2021, 250,000 shares of restricted common stock valued at $0.0217 per share for a total fair value of $5,426 were issued to AEMG.

During the period from July 1, 2021, to September 30, 2021, the Company received funds from an unrelated third party in the amount of $110,000 in exchange for 440,000 shares of common stock. In addition, the company recorded a subscription receivable of $75,000 in exchange for 300,000 shares of common stock. This is recorded in stockholder equity.

As of September 30, 2021, a total of 51,201,265 shares of common stock with par value $0.001 remain outstanding.

Note 13 – Subsequent Event

On October 06, 2021, the Company received $75,000 from unrelated third party for payment of 300,000 shares of common stock. On October 28, 2021, the Company received $25,000 in exchange for a convertible note from an unrelated third party.

On November 16, 2021, the Company received $34,978 in exchange for a convertible note from a n unrelated third party.

In the beginning of November 2021, Company management, while visiting our operations in Ghana, noticed various accounting discrepancies and expenses irregularities relating to AEMG’s activities at the Concession. Additionally, during this time the Company was informed that, on information and belief, AEMG was not the rightful owner of the Concession and in fact had no legal right to enter the Partnership with the Company. Thereafter, the Company met with AEMG on several occasions seeking to resolve these matters in a manner that would be mutually agreeable to both parties. All attempts, as of the date of this report, to resolve the dispute amicably have been unsuccessful. The Company has retained Ghanaian counsel to represent and protect its interests relating to the disputed funds and our ongoing operation in Ghana. Also, on advice of counsel, the Company has turned all evidence of the foregoing over to the proper authorities and currently the matter is under review by the lead prosecutors in Accra, Ghana.

On January 24, 2022, Guskin Gold Corp., by and through a new wholly owned subsidiary, Guskin Gold Ghana #1 Limited., a company incorporated under the Laws of the Republic of Ghana (collectively, Guskin Gold Corp. and its subsidiary Guskin Gold Ghana Ltd. shall be referred to hereinafter as the “Company”) and Danampco Company Ltd., a company incorporated under the Laws of the Republic of Ghana (the “DCL”) entered into a Joint Venture & Partnership Agreement (the “JV Agreement”) which sets forth the terms and conditions of a joint venture and partnership (the “Partnership”) between themselves relating to precious metal, minerals and mining exploration activities in the Country of Ghana. Per the Agreement DCL granted the Company an exclusive seventy (70%) percent ownership interest in that certain project, located in the Country of Ghana in which DCL has an interest known as the Kukuom Shewn Edged Pink Concession (the “Kukuom Concession”). The Kukuom Concession covers a total surface area of one-hundred fifty-six (156) square kilometers and is located between the cities of Goaso and Bibiani in the Ahafo District of Ghana. The Parties intent this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. Each additional project relating to the Ghana Option Interest, and agreed to be made part of, and undertaken by the Partnership, shall be governed by individual “Operating Agreements” setting forth the terms and conditions relating to each project specifically. As consideration for the Partnership, the Company shall provide all financing (“Financing”), to be remitted in accordance with a work program and budget, necessary to begin exploration of the Kukuom Concession. Additionally, the Company shall issue DCL 500,000 restricted common shares the Company’s common stock, at a per share valuation of $1.00 per share, with such shares shall be issued based on certain milestones, which are fully sent forth in the JV Agreement and Operating Agreement. The foregoing description of the JV Agreement and Operating Agreement (as Schedule A to the JV Agreement) do not purport to be complete and are qualified in their entirety by reference to the full text of both documents which are attached hereto as Exhibit 10.4 (the Operating Agreement is Schedule A to the JV Agreement) and is incorporated herein by reference.

