Form 10-Q
period 2021-12-31
Guskin Gold Corp.
filed 2022-02-22
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2021

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

The number of shares of registrant’s common stock outstanding as of February 11, 2022 was 51,201,265.

FORM 10-Q

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

December 31, 2021

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K which was filed with the SEC on January 31, 2022 (the “10-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021 (unaudited)	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$17,324	$6,044
Prepaid expenses	8,870	5,000
Total current assets	26,194	11,044

TOTAL ASSETS	$26,194	$11,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$154,838	$164,798
Loan payable - Related Party	149,357	149,357
Convertible notes payable (net of unamortized discount)	49,442	45,000
Notes payable	7,500	7,500
Stock based compensation payable	341,500	253,500
Derivative liability	8,045,093	11,070,004
TOTAL LIABILITIES	8,747,730	11,690,159

Commitments and Contingencies (See Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 51,201,265 shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	51,201	51,201
Additional paid in capital	1,837,827	1,822,827
Accumulated deficit	(10,610,564)	(13,478,144)
Stock subscription receivable	-	(75,000)
TOTAL STOCKHOLDERS’ DEFICIT	(8,721,536)	(11,679,115)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,194	$11,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(Unaudited)	(Unaudited)

Operating Expenses:
Stock based compensation	$88,000	$-
Professional fees	74,112	40,003
General and administrative expenses	45,846	-
Impairment	14,000
Total Operating Expenses	221,958	40,003

Loss from operations	(221,958)	(40,003)

Other Expense
Change in fair value of derivative	3,084,874	68
Other income	11,419
Amortization of discount	(4,442)	(31,945)
Interest expense	(2,313)	(3,360)
Total other expense	3,089,537	(35,237)

Net income(loss) before income tax provision	2,867,579	(75,239)
Provision for income tax	-	-

Net income(loss)	$2,867,579	$(75,239)

Net loss per common share
Basic and diluted	$(0.06)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	51,201,265	27,387,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended December 31, 2021

	Common Stock		Capital	Stock subscription	Accumulated
	Shares	Par Value	Deficiency	receivable	Deficit	Totals
Balance - September 30, 2021	51,201,265	$51,201	$1,822,827	$(75,000)	$(13,478,144)	$(11,679,115)

Common stock subscriptions received				75,000		75,000
In-kind contribution			15,000			15,000

Net loss	-	-	-	-	2,867,579	2,867,579
Balance -December 31, 2021	51,201,265	$51,201	$1,837,827	$-	$(10,610,564)	$(8,721,536)

For the Three Months ended December 31, 2020

	Common Stock: Shares	Common Stock: Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance - September 30, 2020	29,211,265	$29,211	$(2,175,610)	$(71,150)	$(2,217,549)

In-kind service contribution	-	-	5,000	-	5,000
Net loss	-	-	-	(75,239)	(75,239)
Balance - December 31, 2020	29,211,265	$29,211	$(2,170,610)	$(146,389)	$(2,287,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$2,867,579	$(75,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,442	31,945
Change in fair value of derivative liability	(3,084,874)	(68)
In-kind contribution of service	15,000	5,000
Common stock issued for services	88,000	-

Changes in operating assets and liabilities:
Prepaid expense	(3,870)	-
Accounts payable and accrued expenses	(9,960)	18,973
Accrued interest	-	3,360
Net Cash Used in Operating Activities	(107,405)	(16,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	-	2,264
Common stock subscription	75,000	-
Proceeds from convertible note payable	59,963	-
Net Cash Provided by Financing Activities	134,963	2,264

NET CHANGE IN CASH	11,280	(13,767)

CASH - BEGINNING OF PERIOD	6,044	(13,767)
CASH - END OF PERIOD	$17,324	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$-	$-
Convertible notes payable converted to common stock	$-
Derivative liability extinguished upon conversion of convertible notes	$-	$-
Investment in mineral rights	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

 AND FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

(Unaudited)

Note 1 - Organization and Basis of Accounting

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

On December 3, 2020, the Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of a change in the Company’s name from “Inspired Builders, Inc.” to “Guskin Gold Corp.” (the “Name Change”) and a change in the Company’s ticker symbol from “ISRB” to the new trading symbol ”GKIN” (the “Symbol Change”). Trading under the new ticker symbol began at market opening December 4, 2020. The Company’s CUSIP also changed to 40330L100

Note 2 - Summary of significant accounting policies

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at December 31, 2021.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $17,324 at December 31, 2021 and $6,044 cash equivalents at September 30, 2021.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of December 31, 2021, the Company had $104,963 in convertible debt which if exercised would convert into 4,622,875 and as of September 30, 2021, and $45,000 in convertible debt which if exercised would convert into 4,500,000 shares of common stock.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2021 and September 30, 2020, the Company had a derivative liability of $8,045,093 and $11,070,004, respectively.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Reverse Merger

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

Note 4 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net income of $2,867,579 and net loss of $75,239 for the three months ended December 31, 2021 and December 31, 2020, respectively. In addition, the Company has accumulated deficit of $10,610,564 and $13,478,144 and working capital deficit of $8,721,536 and $11,350,615 as of December 31, 2021 and September 30, 2021, respectively.

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

Note 5 - Investment in mineral rights

On June 10, 2021, the Board of Directors of the Company ratified entry into a Joint Venture & Partnership Agreement (the “JV Agreement”) with Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”), dated June 1, 2021, Additionally, AEMG granted to the Company an exclusive option to earn and acquire up to a 50% ownership interest in certain project, properties and concession located in the Country of Ghana in which AEMG has an interest (the “Ghana Option Interest”). The initial project that the Parties shall endeavor to undertake pursuant to the Partnership is approximately 1 square km or 247 acres of land, (which is approximately 61.75 Ghana acers) of the Shewn Edged Pink Concession (the “Concession”). The Parties intend this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. The Company has formed a wholly owned subsidiary incorporated in Ghana and duly authorized to conduct business in precious metals and in mining activities in Ghana named Guskin Gold Ghana #1 Limited. All operations relating to the Concession will be undertaken by Guskin Gold Ghana #1 Limited. The Company, through Guskin Gold Ghana #1 Limited now holds 25% non-controlling interest of the Shewn Edged Pink Concession. The JV is considered as an unincorporated legal entity for accounting purposes, in accordance with ASC 323, therefore the Company has elected to account for all activity related to the JV under proportional consolidation of the results of operations. The Company issued 250,000 restricted common shares the Company’s common stock, at a per share valuation of $0.0217 per share (the “Shares”) for a total fair value of $5,426. There are no proven mineral reserves on the Shewn Edged Pink Concession as of September 30, 2021. During the three Months ended December 31, 2021 and the fiscal year ended September 30, 2021, Guskin Gold advanced a total of $14,000 and $67,500 to AEMG, respectively. Management evaluated the investment in mineral rights annually for impairment and determined that the total amount capitalized was impaired. An impairment loss totaling $14,000 and $81,923 was recorded during three months ended December 31, 2021 and for the fiscal the year ended September 30, 2021, respectively.

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

Note 6 - Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loan totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022, and May 19, 2022. As of December 31, 2021 and September 30, 2021, a total of $108,451 remains outstanding. As of December 31, 2021 and September 30, 2021, the Company recorded accrued interest expense of $2,191 and $1,508, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2021, the Company recorded accrued interest expenses of $314. As of December 31, 2021 and September 30, 2021, the Company recorded accrued interest expenses of $373 and $314, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of December 31, 2021, and September 30, 2021, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of December 31, 2021 and September 30, 2021, the accrued interest was $418 and $311, respectively.

Note 7 - Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of December 31, 2021, and September 30, 2021, $7,500 of note payable remains outstanding. As of December 31, 2021 and September 30, 2021, the accrued interest was $240 and $47, respectively.

Note 8 - Convertible notes

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

On October 27, 2021, the Company received $24,985 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on October 27, 2023.

On November 16, 2021, the Company received $34,978 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on November 16, 2023.

A summary of value changes to the notes for the three months ended December 31, 2021, and the year ended September 30, 2021 is as follows:

	December 31, 2021	September 30, 2021

Carrying value of Convertible Notes	$45,000	$45,764
Convertible notes issued	59,963	-
Less: Conversion of principal	-	80,000
Less: debt discount	55,521	79,236
Carrying value of Convertible Notes, net	$49,442	$45,000

Note 9 - Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at December 31, 2021 and September 30, 2021. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

	December 31, 2021	September 30, 2021

Shares of common stock issuable upon exercise of debt	4,622,875	4,500,000
Estimated market value of common stock on measurement date	$1.76	$2.47
Exercise price	$0.01-1.256	$0.01
Risk free interest rate (1)	0.39-0.73%	0.11-0.16%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	70.05-112.39%	64.21%
Expected exercise term in years (4)	0.60 - 2.00	0.60- 1.00

(1)	The risk -free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended December 31, 2021 is summarized as:

	Fair value at December 31,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$8,045,093	$-	$-	$8,045,093

Derivative Liability
Derivative liability as of September 30, 2021	$11,070,004
Change in fair value of derivative liability	(3,110,160)
Addition of new derivative liability	85,249
Derivative liability as of December 31, 2021	$8,045,093

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$(3,194,829)
Day one gains/(losses) on valuation	25,286
Gains/(losses) from the change in fair value of derivative liability	84,669
Change in fair value of derivative liability at the end of the period	$(3,084,874)

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

Note 10 - Commitment and Contingencies

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

Note 11 - Common stock

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

During the period from July 1, 2021, to December 31, 2021, the Company received funds from an unrelated third party in the amount of $110,000 in exchange for 440,000 shares of common stock. In addition, the company recorded a subscription receivable of $75,000 in exchange for 300,000 shares of common stock. This is recorded in stockholder equity. On October 06, 2021, the Company received $75,000 from unrelated third party for payment of 300,000 shares of common stock. On October 28, 2021, the Company received $25,000 in exchange for a convertible note from an unrelated third party.

As of December 31, 2021 and September 30, 2021, a total of 51,201,265 shares of common stock with par value $0.001 remain outstanding, respectively.

Note 12 - Subsequent Events

On January 24, 2022, Guskin Gold Corp., by and through a new wholly owned subsidiary, Guskin Gold Ghana #1 Limited., a company incorporated under the Laws of the Republic of Ghana (collectively, Guskin Gold Corp. and its subsidiary Guskin Gold Ghana Ltd. shall be referred to hereinafter as the “Company”) and Danampco Company Ltd., a company incorporated under the Laws of the Republic of Ghana (the “DCL”) entered into a Joint Venture & Partnership Agreement (the “JV Agreement”) which sets forth the terms and conditions of a joint venture and partnership (the “Partnership”) between themselves relating to precious metal, minerals and mining exploration activities in the Country of Ghana. Per the Agreement DCL granted the Company an exclusive seventy (70%) percent ownership interest in that certain project, located in the Country of Ghana in which DCL has an interest known as the Kukuom Shewn Edged Pink Concession (the “Kukuom Concession”). The Kukuom Concession covers a total surface area of one-hundred fifty-six (156) square kilometers and is located between the cities of Goaso and Bibiani in the Ahafo District of Ghana. The Parties intent this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. Each additional project relating to the Ghana Option Interest, and agreed to be made part of, and undertaken by the Partnership, shall be governed by individual “Operating Agreements” setting forth the terms and conditions relating to each project specifically. As consideration for the Partnership, the Company shall provide all financing (“Financing”), to be remitted in accordance with a work program and budget, necessary to begin exploration of the Kukuom Concession. Additionally, the Company shall issue DCL 500,000 restricted common shares the Company’s common stock, at a per share valuation of $1.00 per share, with such shares shall be issued based on certain milestones, which are fully sent forth in the JV Agreement and Operating Agreement. The foregoing description of the JV Agreement and Operating Agreement (as Schedule A to the JV Agreement) do not purport to be complete and are qualified in their entirety by reference to the full text of both documents which was filed as Exhibit 10.4 to our Form 10-K filed January 31, 2022 (the Operating Agreement is Schedule A to the JV Agreement) and is incorporated herein by reference.

On February 7, 2022, Guskin Gold Corp., enter into that certain Joint Venture & Partnership Agreement (the “Ensuro JV Agreement”) by and through Guskin Gold Ghana Ltd., a company incorporated under the Laws of the Republic of Ghana, and the Corporation’s wholly owned subsidiary, (collectively, Guskin Gold Corp. and its subsidiary Guskin Gold Ghana Ltd. shall be referred to hereinafter as the “Company”) with Ensuro Group of Companies Limited, a company incorporated under the Laws of the Republic of Ghana (the “Ensuro”). The Ensuro JV Agreement sets forth the terms and conditions of an unincorporated joint venture and partnership (the “Partnership”) between the parties relating to precious metal, minerals and mining exploration activities in the Country of Ghana. Per the Agreement DCL shall grant the Corporation an exclusive seventy (70%) percent ownership interest in that certain project, located in the Country of Ghana in which DCL has an interest known as the Tepa Concession (the “Tepa Concession”) which covers a total surface area of fifty (50) acres and is located in the Ashanti Region of Ghana in exchange the Corporation shall provide all such financing necessary to exploit the Tepa Concession in accordance with a preapproved work program and budget. Additionally, the Corporation shall pay to Ensuro an access fee of Three Hundred Thousand (GH₵300,000) Ghana Cedi upon execution of the Ensuro JV Agreement (the “Access Fee”). The Access Fee shall be treated as a loan to Ensuro which will be repaid from the initial monies earned form the exploration, development, or exploitation of the Tepa Concession.

The specific terms and conditions relating to the operations of the Tepa Concession are set forth in that certain Operating Agreement (“Operating Agreement”), which is attached to the JV Agreement as Schedule A.

The foregoing description of the JV Agreement and Operating Agreement (as Schedule A to the JV Agreement) do not purport to be complete and are qualified in their entirety by reference to the full text of both documents which were filed as Exhibit 10.1 to our Form 8-K filed on February 8, 2022 (the Operating Agreement is Schedule A to the JV Agreement) and is incorporated herein by reference.

On January 13, 2022, the Company received $27,950 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on January 13, 2024.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the three months ended December 31, 2021. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

For the three months ended December 31, 2021 and 2020

For the three months ended December 31, 2021 and 2020, we incurred operating expenses of $221,958 and $40,003, respectively. The increase in operating expenses during the three months ended December 31, 2021 as compared to the comparable period ended December 31, 2020 is primarily attributable to an increase in audit, legal and accounting fees during the three months ended December 31, 2021.

Net Loss

For the three months ended December 31, 2021, we incurred net income of $2,867,579 as compared to a net loss of $75,239 during the comparable period ended December 31, 2020. This is attributable to an decrease in the value of the derivative liability of $3,084,874 during the three months ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we have $26,194 in current assets and $8,747,730, in current liabilities. We had $17,324 in cash and our working capital deficit was $8,721,536.

Cash Flows:

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020
	(Unaudited)
Cash Flows Used in Operating Activities	$(107,405)	$(16,031)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	134,963	2,264
Net change in cash	$11,280	$(13,767)

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

Contractual Obligations and Commitments

On June 1, 2020, (the “commencement date”) the Company entered into a consulting agreement with Dr. Kweku Ainuson to provide consulting services on as needed basis. The consultant shall be responsible for advising the Chief Executive Officer, President, Chief Geologist, and Chairman of the Board of Directors on all legal matters of the Company. In addition, the consultant is to provide legal advice on areas including but not limited to business contracts or any other legal documentation that requires legal expertise; assisting in the management of internal and external legal resources; reading and reviewing legal documents that the Client receives and making sure that they are properly drafted and any other legal services. As compensation for the services provided by Consultant, the Consultant should vest 50,000 shares common shares valued at $0.001 every quarter for total compensation value of 200,000 shares. In addition, every 90 days, from the commencement date, the company shall pay the consultant $5,000 plus additional fees per quarter. During the fiscal year ended September 30, 2021, a total of $15,000 in cash has been paid to Mr. Anuison. As of September 30, 2021, a total of $5,000 in cash compensation and 200,000 shares valued at $253,500 in stock-based compensation is owed to Mr. Anuison.

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

On January 12, 2021, the Company, entered into a Consulting Agreement with Edward Somuah, (“Mr. Somuah”) an individual, to memorialize and formalize Mr. Somuah’s commitment and services to the Company. Mr. Somuah was a member of the Company’s Board of Directors, the Chief Financial Officer (“CFO”), and Secretary. The Company paid Mr. Somuah a monthly salary in the total amount $4,500 per month. Additionally, on January 11, 2021, the Company issued 13,000,000 shares of restricted common stock for services valued at $2,340,000 to Edward Somuah as compensation for services rendered. On July 13, 2021, Edward Somuah, the Company’s current Chief Financial Officer (“CFO”), resigned from his position as CFO and Treasurer. Upon his resignation, Mr. Somuah will no longer receive a monthly salary of $4,500 per month.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed consolidated financial statements for the three months ended December 31, 2021, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

3.4	Certificate of Amendment to Articles of Incorporation, dated November 30, 2020(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

10.2	Share Exchange Agreement, dated September 3, 2020

10.3	Joint Venture Agreement by and between Guskin Gold Corp. and Africa Exploration & Minerals Group Limited dated June 1, 2021. (1)

10.4	Joint Venture and Partnership Agreement by and between Guskin Gold Ghana Ltd and Danampco Company Ltd., effective January 24, 2022(1)

10.5	Joint Venture and Partnership Agreement by and between Guskin Gold Ghana Ltd and Ensuro Group of Companies Limited., effective February 7, 2022(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously Filed

(2)	Filed Herewith

*	Filed Herewith.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guskin Gold Corp.

Date: February 22 2022	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: February 22, 2022	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

