Form 10-Q
period 2022-03-31
Guskin Gold Corp.
filed 2022-05-16
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2022

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

The number of shares of registrant’s common stock outstanding as of May 12, 2022 was 47,994,825.

FORM 10-Q

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

March 31, 2022

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

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (unaudited)	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$33,105	$6,044
Prepaid expenses	5,080	5,000
Total current assets	38,185	11,044

TOTAL ASSETS	$38,185	$11,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$156,640	$164,798
Loan payable - Related Party	145,657	149,357
Convertible notes payable (net of unamortized discount)	67,041	45,000
Notes payable	7,500	7,500
Stock based compensation payable	414,000	253,500
Derivative liability	6,844,500	11,070,004
TOTAL LIABILITIES	7,635,038	11,690,159

Commitments and Contingencies (See Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 47,994,825 and 51,201,265 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	47,995	51,201
Additional paid in capital	1,856,034	1,822,827
Accumulated deficit	(9,500,881)	(13,478,144)
Stock subscription receivable	-	(75,000)
TOTAL STOCKHOLDERS’ DEFICIT	(7,596,852)	(11,679,115)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,185	$11,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For Three Months Ended		For Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Operating Expenses:
Stock based compensation	$72,500	$2,340,000	$160,500	$2,340,000
Professional fees	141,919	61,242	216,031	93,831
General and administrative expenses	38,838	32,564	84,683	39,978
Total Operating Expenses	253,257	2,433,806	475,215	2,473,809

Loss from operations	(253,257)	(2,433,806)	(475,215)	(2,473,809)

Other Income (Expense)
Change in fair value of derivative	1,383,593	42	4,468,467	111
Amortization of discount	(17,600)	-	(22,041)	-
Other income	-	-	11,419	-
Interest expense	(3,053)	(34,421)	(5,367)	(69,276)
Total other income (expense)	1,362,941	(34,379)	4,452,478	(69,615)

Net loss before income tax provision	1,109,684	(2,468,185)	3,977,263	(2,543,424)
Provision for income tax

Net income (loss)	$1,109,684	$(2,468,185)	$3,977,263	$(2,543,424)

Net income (loss) per common share
Basic and diluted	$0.02	$(0.07)	$0.08	$(0.07)

Weighted average common shares outstanding
Basic and diluted	51,140,638	40,477,932	51,091,121	34,894,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months ended March 31, 2022

	Common Stock		Capital	Stock subscription	Accumulated	Stockholders’
	Shares	Par Value	Deficiency	receivable	Deficit	Deficit
Balance -September 30, 2021	51,201,265	$51,201	$1,822,827	(75,000)	$(13,478,144)	$(11,679,115)

Common stock subscriptions received				75,000	75,000
In-kind contribution			15,000			15,000

Net loss	-	-	-	-	2,867,579	2,867,579
Balance -December 31, 2021	51,201,265	$51,201	$1,837,827	-	$(10,610,564)	$(8,721,536)

In-kind contribution			15,000			15,000
Common stock cancelled	(3,206,440)	(3,206)	3,206		-	-

Net loss	-	-	-	-	1,109,684	1,109,684
Balance -March 31, 2022	47,994,825	$47,995	$1,856,034	-	$(9,500,881)	$(7,596,852)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months ended March 31, 2021

	Common Stock		Additional paid in	Accumulated
	Shares	Par Value	capital	Deficit	Totals
Balance - September 30, 2020	29,211,265	$29,211	$(2,175,610)	$(71,150)	$(2,217,549)

In-kind service contribution	-	-	5,000	-	5,000
Net loss	-	-	-	(75,239)	(75,239)
Balance December 31, 2020 (Unaudited)	29,211,265	$29,211	$(2,170,610)	$(146,389)	$(2,287,788)

In-kind service contribution	-	-	15,000	-	15,000
Common stock issued for services – related party	13,000,000	13,000	2,327,000	-	2,340,000
Net loss	-	-	-	(2,468,185)	(2,468,185)
Balance March 31, 2021 (Unaudited)	42,211,265	$42,211	$171,390	$(2,614,574)	$(2,400,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended March 31, 2022	For the Six Months Ended March 31, 2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$3,977,263	$(2,543,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	22,041	63,195
Change in fair value of derivative liability	(4,468,467)	(111)
In-kind contribution of service	30,000	20,000
Common stock issued for services	160,500	2,340,000

Changes in operating assets and liabilities:
Prepaid expense	(80)	-
Accounts payable and accrued expenses	(8,150)	66,419
Net Cash Used in Operating Activities	(286,901)	(53,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	-	45,667
Common stock subscription	75,000	-
Proceeds from convertible note payable	242,963	-
Repayment of related party debt	(4,000)	-
Net Cash Provided by Financing Activities	313,963	45,667

NET CHANGE IN CASH	27,062	(8,254)

CASH - BEGINNING OF PERIOD	6,044	13,767
CASH - END OF PERIOD	$33,105	$5,513

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$-	$-
Convertible notes payable converted to common stock	$-
Derivative liability extinguished upon conversion of convertible notes	$-	$-
Investment in mineral rights	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2022

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at March 31, 2022.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $33,105 at March 31, 2022 and $6,044 cash equivalents at September 30, 2021.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of March 31, 2022, the Company had $287,963 in convertible debt which if exercised would convert into 29,791,220 and as of September 30, 2021, and $45,000 in convertible debt which if exercised would convert into 4,500,000 shares of common stock.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2022 and September 30, 2021, the Company had a derivative liability of $6,844,500 and $11,070,004, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU No. 2020-06 simplifies the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock will be reported as a single equity instrument, with no separate accounting for embedded conversion features. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU No. 2020-06 simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU No. 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU No. 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020. An entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact of this accounting pronouncement on its financial statements.

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

Note 4 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net income of $3,977,263 and net loss of $2,543,424 for the six months ended March 31, 2022 and March 31, 2021, respectively. In addition, the Company has accumulated deficit of $9,500,881 and $13,478,144 and working capital deficit of $7,596,852 and $11,350,615 as of March 31, 2022 and September 30, 2021, respectively.

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

Note 5 - Investment in mineral rights

On June 10, 2021, the Board of Directors of the Company ratified entry into a Joint Venture & Partnership Agreement (the “JV Agreement”) with Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”), dated June 1, 2021, Additionally, AEMG granted to the Company an exclusive option to earn and acquire up to a 50% ownership interest in certain project, properties and concession located in the Country of Ghana in which AEMG has an interest (the “Ghana Option Interest”). The initial project that the Parties shall endeavor to undertake pursuant to the Partnership is approximately 1 square km or 247 acres of land, (which is approximately 61.75 Ghana acers) of the Shewn Edged Pink Concession (the “Concession”). The Parties intend this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. The Company has formed a wholly owned subsidiary incorporated in Ghana and duly authorized to conduct business in precious metals and in mining activities in Ghana named Guskin Gold Ghana #1 Limited. All operations relating to the Concession will be undertaken by Guskin Gold Ghana #1 Limited. The Company, through Guskin Gold Ghana #1 Limited now holds 25% non-controlling interest of the Shewn Edged Pink Concession. The JV is considered as an unincorporated legal entity for accounting purposes, in accordance with ASC 323, therefore the Company has elected to account for all activity related to the JV under proportional consolidation of the results of operations. The Company issued 250,000 restricted common shares the Company’s common stock, at a per share valuation of $0.0217 per share (the “Shares”) for a total fair value of $5,426. There are no proven mineral reserves on the Shewn Edged Pink Concession as of September 30, 2021. During the six months ended March 31, 2021 and the fiscal year ended September 30, 2021, Guskin Gold advanced a total of $14,000 and $67,500 to AEMG, respectively. Management evaluated the investment in mineral rights annually for impairment and determined that the total amount capitalized was impaired. An impairment loss totaling $14,000 and $81,923 was recorded during six months ended March 31, 2022 and for the fiscal the year ended September 30, 2021, respectively.

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

Note 6 - Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loan totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022, and May 19, 2022. During the six months ended March 31, 2022, the Company repaid $4,000 against the outstanding balance of the note. As of March 31, 2022 and September 30, 2021, a total of $104,451 and $108,451 remains outstanding, respectively. As of March 31, 2022 and September 30, 2021, the Company recorded accrued interest expense of $2,855 and $1,508, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2021, the Company recorded accrued interest expenses of $314. As of March 31, 2022 and September 30, 2021, the Company recorded accrued interest expenses of $431 and $314, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of March 31, 2022, and September 30, 2021, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of March 31, 2022 and September 30, 2021, the accrued interest was $523 and $311, respectively.

Note 7 - Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of March 31, 2022, and September 30, 2021, $7,500 of note payable remains outstanding. As of March 31, 2022 and September 30, 2021, the accrued interest was $286 and $47, respectively.

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

On January 13, 2022, the Company received $25,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on January 13, 2024.

On February 02, 2022, the Company received $40,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on February 02, 2024.

On February 15, 2022, the Company received $20,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on February 15, 2024.

On March 01, 2021, the Company received $48,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on March 01, 2024.

On March 16, 2021, the Company received $50,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on March 16, 2024.

A summary of value changes to the notes for the six months ended March 31, 2022, and the year ended September 30, 2021 is as follows:

	March 31, 2022	September 30, 2021
Carrying value of Convertible Notes	$45,000	$45,764
Convertible notes issued	242,963	-
Less: Conversion of principal	-	80,000
Less: debt discount	242,963	79,236
Add: amortization of discount	22,041	-
Carrying value of Convertible Notes, net	$67,041	$45,000

Note 9 - Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at March 31, 2022 and September 30, 2021. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

	March 31, 2022	September 30, 2021
Shares of common stock issuable upon exercise of debt	29,791,220	4,500,000
Estimated market value of common stock on measurement date	$1.45	$2.47
Exercise price	$0.01-1.256	$0.01
Risk free interest rate (1)	0.73-1.63%	0.11-0.16%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	67.54-111.8%	64.21%
Expected exercise term in years (4)	0.60 - 2.00	0.60- 1.00

(1)	The risk -free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the six months ended March 31, 2022 is summarized as:

	Fair value at March 31,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$6,844,500	$-	$-	$6,844,500

Derivative Liability
Derivative liability as of September 30, 2021	$11,070,004
Change in fair value of derivative liability	(4,564,220)
Addition of new derivative liability	338,716
Derivative liability as of March 31, 2022	$6,844,500

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$(3,194,829)
Day one gains/(losses) on valuation	95,753
Gains/(losses) from the change in fair value of derivative liability	(1,369,391)
Change in fair value of derivative liability at the end of the period	$(4,468,467)

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

On October 21, 2021, the Company and Bonsu entered into a Release and Settlement Agreement (“Bonsu Release and Settlement Agreement”) whereby Bonsu agreed to cause the cancellation and return of 2,250,000 shares (“Bonsu Shares”) of the Company’s common stock to the Company’s treasury. On April 26, 2022, the Company received the requisite documentation, signatures, and instructions necessary to effectuate the cancellation of the Bonsu Shares. The cancellation was processed on April 28, 2022 with an effective date of March 30, 2022.

On October 21, 2021, GKIN and U Green Enterprises, a Ghana corporation (“UGE”), and Edward Somuah, an individual (“Somuah”) entered into a Release and Settlement Agreement whereby Somuah resigned as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer and Secretary and Somuah agreed to cancel and return to the Company’s treasury 956,440 of GKIN owned by UGE (“UGE Shares”) and Somuah was to cause the assignment of 11,000,000 shares of GKIN common stock (“Somuah Shares”) to GKIN’s current Chief Executive Officer, Naana Asante. On April 14, 2022, the Company received the requisite documentation, signatures, and instructions necessary to effectuate the cancellation of the UGE Shares and the assignment of the Somuah Shares. The cancellation and transfers were processed between April 14, 2022 and April 28, 2022, and with an effective date of March 30, 2022.

As of March 31, 2022 and September 30, 2021, a total of 47,994,825 and 51,201,265 shares of common stock with par value $0.001 remain outstanding, respectively.

Note 12 - Subsequent Events

During the period April 1 thru May 13, 2022, the Company received $24,980 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on April 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the three months ended March 31, 2022. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

For the three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, we incurred operating expenses of $253,257 and $2,433,806, respectively. The decrease in operating expenses during the three months ended March 31, 2022 as compared to the comparable period ended March 31, 2021 is primarily attributable to the decrease in of stock based compensation of $2,340,000 during the three months ended March 31, 2022.

Net Loss

For the three months ended March 31, 2022, we incurred net income of $1,109,684 as compared to a net loss of $2,468,185 during the comparable period ended March 31, 2021. This is attributable to an increase in the value of the derivative liability of $1,383,593 during the three months ended March 31, 2022.

For the six months ended March 31, 2022 and 2021

For the six months ended March 31, 2022 and 2021, we incurred operating expenses of $475,215 and $2,473,809, respectively. The decrease in operating expenses during the six months ended March 31, 2022 as compared to the comparable period ended March 31, 2021 is primarily attributable to the decrease in of stock based compensation of $2,340,000 during the six months ended March 31, 2022.

Net Loss

For the six months ended March 31, 2022, we incurred net income of $3,977,263 as compared to a net loss of $2,543,424 during the comparable period ended March 31, 2021. This is attributable to an increase in the value of the derivative liability of $4,468,467 during the six months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2022, we have $38,185 in current assets and $7,635,038, in current liabilities. We had $33,105 in cash and our working capital deficit was $7,596,852.

Cash Flows:

	For the Six Months Ended March 31, 2022	For the Six Months Ended March 31, 2021
	(Unaudited)
Cash Flows Used in Operating Activities	$(286,901)	$(169,191)
Cash Flows Used in Investing Activities	-	(67,500)
Cash Flows Provided by Financing Activities	313,963	228,966
Net change in cash	$27,062	$(7,725)

The Company has not had revenues since its inception and to date, has relied on the support of its Chief Executive Officer and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations. If the Company does not begin to generate revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. Our unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our independent registered public accounting firm has included its audit report to the audited financial statements for the year ended September 30, 2021 stating substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed consolidated financial statements for the three months ended March 31, 2022, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting: (i) due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Guskin Gold Corp.

Date: May 16, 2022	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: May 16, 2022	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

