Form 10-Q
period 2022-06-30
Guskin Gold Corp.
filed 2022-08-15
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2022

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

The number of shares of registrant’s common stock outstanding as of August 12, 2022 was 47,994,825.

FORM 10-Q

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

June 30, 2022

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

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$9,274	$6,044
Prepaid expenses	8,890	5,000
Total current assets	18,164	11,044

Fixed Assets, net	194,288	-
Total non current assets	194,288	-
TOTAL ASSETS	$212,452	$11,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$276,752	$164,798
Loan payable - Related Party	146,157	149,357
Convertible notes payable (net of unamortized discount)	100,492	45,000
Notes payable	217,500	7,500
Stock based compensation payable	533,000	253,500
Derivative liability	11,835,887	11,070,004
TOTAL LIABILITIES	13,109,789	11,690,159

Commitments and Contingencies (See Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 47,994,825 and 51,201,265 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	47,995	51,201
Additional paid in capital	1,871,034	1,822,827
Accumulated deficit	(14,816,365)	(13,478,144)
Stock subscription receivable	-	(75,000)
TOTAL STOCKHOLDERS’ DEFICIT	(12,897,337)	(11,679,115)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212,452	$11,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating Expenses:
Stock based compensation	$119,000	$-	$279,500	$2,340,000
Professional fees	135,853	33,767	351,884	127,598
General and administrative expenses	51,220	39,583	149,904	79,561
Total Operating Expenses	306,073	73,350	781,288	2,547,159

Loss from operations	(306,073)	(73,350)	(781,288)	(2,547,159)

Other Income (Expense)
Change in fair value of derivative	(4,966,388)	(7,650,004)	(497,920)	(7,649,893)
Amortization of discount	(33,451)	-	(55,492)	-
Other income	-	-	11,419	-
Interest expense	(9,572)	(20,125)	(14,939)	(89,851)
Total other income (expense)	(5,009,411)	(7,670,129)	(556,933)	(7,739,744)

Net loss before income tax provision	(5,315,484)	(7,743,479)	(1,338,221)	(10,286,903)
Provision for income tax

Net income (loss)	$(5,315,484)	$(7,743,479)	$(1,338,221)	$(10,286,903)

Net income (loss) per common share Basic and diluted	$(0.11)	$(0.16)	$(0.03)	$(0.26)

Weighted average common shares outstanding
Basic and diluted	47,994,825	48,266,210	50,062,789	39,314,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months ended June 30, 2022

	Common Stock		Capital	Stock subscription	Accumulated	Stockholders’
	Shares	Par Value	Deficiency	receivable	Deficit	Deficit
Balance - September 30, 2021	51,201,265	$51,201	$1,822,827	$(75,000)	$(13,478,144)	$(11,679,115)

Common stock subscriptions received				75,000		75,000
In-kind contribution			15,000			15,000

Net loss	-	-	-	-	2,867,579	2,867,579
Balance - December 31, 2021	51,201,265	$51,201	$1,837,827	$-	$(10,610,564)	$(8,721,536)

In-kind contribution			15,000			15,000
Common stock cancelled	(3,206,440)	(3,206)	3,206			-

Net loss	-	-	-	-	1,109,684	1,109,684
Balance - March 31, 2022	47,994,825	$47,995	$1,856,033	$-	$(9,500,881)	$(7,596,852)

In-kind contribution			15,000			15,000
						-
Net loss	-	-	-	-	(5,315,484)	(5,315,484)
Balance - June 30, 2022	47,994,825	$47,995	$1,871,033	$-	$(14,816,365)	$(12,897,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months ended June 30, 2021

	Common Stock: Shares	Common Stock: Par Value	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – September 30, 2020	29,211,265	$29,211	$(2,175,610)	$(71,150)	$(2,217,549)

In-kind service contribution	-	-	5,000	-	5,000
Net loss	-	-	-	(75,239)	(75,239)
Balance – December 31, 2020	29,211,265	$29,211	$(2,170,610)	$(146,389)	$(2,287,788)

In-kind service contribution	-	-	15,000	-	15,000
Common stock issued for services – related party	13,000,000	13,000	2,327,000	-	2,340,000
Net loss	-	-	-	(2,468,185)	(2,468,185)
Balance – March 31, 2021	42,211,265	$42,211	$171,390	$(2,614,574)	$(2,400,973)

In-kind service contribution	-	-	15,000	-	15,000
Common stock issued for conversion of convertible notes payable	8,000,000	8,000	1,432,000	-	1,440,000
Common stock issued for mineral rights	250,000	250	5,176		5,426
Net loss	-	-	-	(7,743,479)	(7,743,479)
Balance – June 30, 2021	50,461,265	$50,461	$1,623,566	$(10,358,053)	$(8,684,026)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2022	June 30, 2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,338,221)	$(10,286,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	55,492	79,236
Change in fair value of derivative liability	497,920	7,649,893
In-kind contribution of service	45,000	35,000
Common stock issued for services	279,500	2,340,000
Depreciation expense	2,712
Changes in operating assets and liabilities:
Prepaid expense	(3,890)	-
Accounts payable and accrued expenses	13,455	51,316
Net Cash Used in Operating Activities	(448,032)	(131,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Mining equipment purchase	(98,500)	-
Net Cash Used in Investing Activities	(98,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	800	118,967
Proceeds from promissory notes	210,000	-
Common stock subscription	75,000	-
Proceeds from convertible note payable	267,963	-
Repayment of related party debt	(4,000)	-
Net Cash Provided by Financing Activities	549,763	118,967

NET CHANGE IN CASH	3,231	(12,491)

CASH - BEGINNING OF PERIOD	6,044	13,767
CASH - END OF PERIOD	$9,274	$1,276

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$-	$1,440,000
Convertible notes payable converted to common stock	$-	80,000
Derivative liability extinguished upon conversion of convertible notes	$-	$1,360,000
Investment in mineral rights	$-	$5,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2022

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at June 30, 2022.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $9,274 at June 30, 2022 and $6,044 cash equivalents at September 30, 2021.

Fixed Assets

Fixed assets are stated at historical cost less accumulated depreciation. The historical cost of acquiring an item of fixed assets includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. Costs associated with repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 7 years.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of June 30, 2022, the Company had $100,492 in convertible debt which if exercised would convert into 30,096,614 and as of September 30, 2021, and $45,000 in convertible debt which if exercised would convert into 4,500,000 shares of common stock.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2022 and September 30, 2021, the Company had a derivative liability of $11,835,887 and $11,070,004, respectively.

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

Note 4 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net loss of $1,338,221 and net loss of $10,286,903 for the nine months ended June 30, 2022 and June 30, 2021, respectively. In addition, the Company has accumulated deficit of $14,816,365 and $13,478,144 and working capital deficit of $13,091,625 and $11,679,115 as of June 30, 2022 and September 30, 2021, respectively.

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

Note 5 - Investment in mineral rights

On June 10, 2021, the Board of Directors of the Company ratified entry into a Joint Venture & Partnership Agreement (the “JV Agreement”) with Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”), dated June 1, 2021, Additionally, AEMG granted to the Company an exclusive option to earn and acquire up to a 50% ownership interest in certain project, properties and concession located in the Country of Ghana in which AEMG has an interest (the “Ghana Option Interest”). The initial project that the Parties shall endeavor to undertake pursuant to the Partnership is approximately 1 square km or 247 acres of land, (which is approximately 61.75 Ghana acers) of the Shewn Edged Pink Concession (the “Concession”). The Parties intend this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. The Company has formed a wholly owned subsidiary incorporated in Ghana and duly authorized to conduct business in precious metals and in mining activities in Ghana named Guskin Gold Ghana #1 Limited. All operations relating to the Concession will be undertaken by Guskin Gold Ghana #1 Limited. The Company, through Guskin Gold Ghana #1 Limited now holds 25% non-controlling interest of the Shewn Edged Pink Concession. The JV is considered as an unincorporated legal entity for accounting purposes, in accordance with ASC 323, therefore the Company has elected to account for all activity related to the JV under proportional consolidation of the results of operations. The Company issued 250,000 restricted common shares the Company’s common stock, at a per share valuation of $0.0217 per share (the “Shares”) for a total fair value of $5,426. There are no proven mineral reserves on the Shewn Edged Pink Concession as of September 30, 2021. During the nine months ended June 30, 2022 and the fiscal year ended September 30, 2021, Guskin Gold advanced a total of $14,000 and $67,500 to AEMG, respectively. Management evaluated the investment in mineral rights annually for impairment and determined that the total amount capitalized was impaired. An impairment loss totaling $14,000 and $81,923 was recorded during nine months ended June 30, 2022 and for the fiscal the year ended September 30, 2021, respectively.

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

Note 6 - Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loan totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022, and May 19, 2022. During the nine months ended June 30, 2022, the Company repaid $4,000 against the outstanding balance of the note. As of June 30, 2022 and September 30, 2021, a total of $105,251 and $108,451 remains outstanding, respectively. As of June 30, 2022 and September 30, 2021, the Company recorded accrued interest expense of $3,521 and $1,508, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2021, the Company recorded accrued interest expenses of $314. As of June 30, 2022 and September 30, 2021, the Company recorded accrued interest expenses of $490 and $314, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of June 30, 2022, and September 30, 2021, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of June 30, 2022 and September 30, 2021, the accrued interest was $629 and $311, respectively.

Note 7 - Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of June 30, 2022, and September 30, 2021, $7,500 of note payable remains outstanding. As of June 30, 2022 and September 30, 2021, the accrued interest was $286 and $47, respectively.

On May 25, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of June 30, 2022, $100,000 of note payable remains outstanding. As of June 30, 2022, the accrued interest was $3,000.

On May 31, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of June 30, 2022, $100,000 of note payable remains outstanding. As of June 30, 2022, the accrued interest was $2,500.

On June 24, 2022, the Company entered into a promissory note agreement with a third party in the amount of $10,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of June 30, 2022, $10,000 of note payable remains outstanding. As of June 30, 2022, the accrued interest was $50.

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

On March 01, 2022, the Company received $48,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on March 01, 2024.

On March 16, 2022, the Company received $50,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on March 16, 2024.

On April 12, 2022, the Company received $25,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on April 12, 2024.

A summary of value changes to the notes for the nine months ended June 30, 2022, and the year ended September 30, 2021 is as follows:

	June 30, 2022	September 30, 2021

Carrying value of Convertible Notes	$45,000	$45,764
Convertible notes issued	267,963	-
Less: Conversion of principal	-	80,000
Less: debt discount	267,963	79,236
Add: amortization of discount	55,492	-
Carrying value of Convertible Notes, net	$100,492	$45,000

Note 9 - Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at June 30, 2022 and September 30, 2021. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

	June 30, 2022	September 30, 2021

Shares of common stock issuable upon exercise of debt	30,096,614	4,500,000
Estimated market value of common stock on measurement date	$2.50	$2.47
Exercise price	$ 0.01 – 1.08	$0.01
Risk free interest rate (1)	1.63-2.80%	0.11-0.16%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	117.50-362.09%	64.21%
Expected exercise term in years (4)	1.00 - 2.00	0.60- 1.00

(1)	The risk -free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the nine months ended June 30, 2022 is summarized as:

	Fair value at June 30,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$11,835,887	$-	$-	$11,835,887

Derivative Liability
Derivative liability as of September 30, 2021	$11,070,004
Change in fair value of derivative liability	386,715
Addition of new derivative liability	379,167
Derivative liability as of June 30, 2022	$11,835,887

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$(3,194,829)
Day one gains/(losses) on valuation	111,204
Gains/(losses) from the change in fair value of derivative liability	14,919,512
Change in fair value of derivative liability at the end of the period	$11,835,887

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

On June 1, 2020, (the “commencement date”) the Company entered into a consulting agreement with Dr. Kweku Ainuson to provide consulting services on as needed basis. The consultant shall be responsible for advising the Chief Executive Officer, President, Chief Geologist, and Chairman of the Board of Directors on all legal matters of the Company. In addition, the consultant is to provide legal advice on areas including but not limited to business contracts or any other legal documentation that requires legal expertise; assisting in the management of internal and external legal resources; reading and reviewing legal documents that the Client receives and making sure that they are properly drafted and any other legal services. As compensation for the services provided by Consultant, the Consultant should vest 50,000 shares common shares valued at $0.001 every quarter for total compensation value of 200,000 shares. In addition, every 90 days, from the commencement date, the company shall pay the consultant $5,000 plus additional fees per quarter. During the fiscal year ended September 30, 2021, a total of $15,000 in cash has been paid to Mr. Anuison. During the nine months ended June 30, 2022, a total of $15,000 in cash compensation and 150,000 shares valued at $279,000 in stock based compensation was earned by Mr. Anuison. As of June 30, 2022, a total of $37,875 in cash compensation and 350,000 shares valued at $533,000 in stock based compensation is currently owed to Mr. Anuison.

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

As of June 30, 2022 and September 30, 2021, a total of 47,994,825 and 51,201,265 shares of common stock with par value $0.001 remain outstanding, respectively.

Note 12 - Subsequent Events

During the period July 1 through August 15, 2022, the Company received $10,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date, the 30 days. The note bears an interest rate of 6% and matures on six months from the date of issuance.

On August 8, 2022, the Company entered  into an agreement (the “Service Agreement”) with Terranet Limited, a corporation formed under the laws of Ghana (“Terranet”) setting forth the terms and conditions whereby Terranet will carry out an Induced Polarization (IP) and a Ground Magnetic Surveys over the Company’s leased property known as the Kukuom’s. Terranet is based in Accra, Ghana and will be conducting the survey over the Kukuom “Open Pit” prospect. The field crew will be starting the survey mid-August which covers an estimated area of 1.6 sq. kms, with appropriately 16.8-line kms of IP, employing the pole-dipole array with a dipole spacing of 25-meter using 8 dipoles. The Ground Magnetics survey will cover approx. 40-line kms. The survey is scheduled to take approximately 6 weeks to complete, followed by analysis and interpretation of the resulting data. The Company shall pay Terranet an aggregate price of $36,700 USD, with 50% deliverable prior to commencing the survey.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the nine months ended June 30, 2022. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

For the three months ended June 30, 2022 and 2021

For the three months ended June 30, 2022 and 2021, we incurred operating expenses of $306,073 and $73,350, respectively. The increase in operating expenses during the three months ended June 30, 2022 as compared to the comparable period ended June 30, 2021 is primarily attributable to the increase in of stock based compensation of $119,000 as well as professional fees such as audit and legal of $102,086 during the three months ended June 30, 2022.

Net Loss

For the three months ended June 30, 2022, we incurred net loss of $5,315,484 as compared to a net loss of $7,743,479 during the comparable period ended June 30, 2021. This is attributable to an decrease in the value of the derivative liability of $2,683,616 during the three months ended June 30, 2022.

For the nine months ended June 30, 2022 and 2021

For the nine months ended June 30, 2022 and 2021, we incurred operating expenses of $781,288 and $2,547,159, respectively. The decrease in operating expenses during the nine months ended June 30, 2022 as compared to the comparable period ended June 30, 2021 is primarily attributable to the decrease in of stock based compensation of $2,060,500 during the nine months ended June 30, 2022.

Net Loss

For the nine months ended June 30, 2022, we incurred net loss of $1,338,221 as compared to a net loss of $10,286,903 during the comparable period ended June 30, 2021. This is attributable to an decrease in the value of the derivative liability by $7,151,973 as well as the absence of stock based compensation of $2,060,500 during the nine months ended June 30, 2022 compared to the comparable period ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we have $18,164 in current assets and $13,109,789, in current liabilities. We had $9,274 in cash and our working capital deficit was $13,091,625.

Cash Flows:

	For the Nine Months Ended June 30, 2022	For the Nine Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
Cash Flows Used in Operating Activities	$(448,032)	$(131,458)
Cash Flows Used in Investing Activities	(98,500)	-
Cash Flows Provided by Financing Activities	549,763	118,967
Net change in cash	$3,231	$(12,491)

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

Contractual Obligations and Commitments

On June 1, 2020, (the “commencement date”) the Company entered into a consulting agreement with Dr. Kweku Ainuson to provide consulting services on as needed basis. The consultant shall be responsible for advising the Chief Executive Officer, President, Chief Geologist, and Chairman of the Board of Directors on all legal matters of the Company. In addition, the consultant is to provide legal advice on areas including but not limited to business contracts or any other legal documentation that requires legal expertise; assisting in the management of internal and external legal resources; reading and reviewing legal documents that the Client receives and making sure that they are properly drafted and any other legal services. As compensation for the services provided by Consultant, the Consultant should vest 50,000 shares common shares valued at $0.001 every quarter for total compensation value of 200,000 shares. In addition, every 90 days, from the commencement date, the company shall pay the consultant $5,000 plus additional fees per quarter. During the fiscal year ended September 30, 2021, a total of $15,000 in cash has been paid to Mr. Anuison. As of June 30, 2022, a total of $5,000 in cash compensation and 200,000 shares valued at $253,500 in stock-based compensation is owed to Mr. Anuison.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed consolidated financial statements for the nine months ended June 30, 2022, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

3.4	Certificate of Amendment to Articles of Incorporation, dated November 30, 2020(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

10.2	Share Exchange Agreement, dated September 3, 2020

10.3	Joint Venture Agreement by and between Guskin Gold Corp. and Africa Exploration & Minerals Group Limited dated June 1, 2021. (1)

10.4	Joint Venture and Partnership Agreement by and between Guskin Gold Ghana Ltd and Danampco Company Ltd., effective January 24, 2022(1)

10.5	Joint Venture and Partnership Agreement by and between Guskin Gold Ghana Ltd and Ensuro Group of Companies Limited., effective February 7, 2022(1)

10.6	Service Agreement by and between Guskin Gold Corp. and Terranet Limited(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously Filed

(2)	Filed Herewith

*	Filed Herewith.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guskin Gold Corp.

Date: August 15, 2022	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: August 15, 2022	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

