Form 10-K
period 2022-09-30
Guskin Gold Corp.
filed 2023-01-12
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: September 30, 2022

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

As of March 31, 2022 (last business day of the registrant’s most recently completed second fiscal quarter ), based upon the last reported trade on that date ($1.45), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $69,592,496.

As of January 10, 2023, there were 47,994,825 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

Current Operations – Ghana, West Africa

Our business activity is the early-stage development of a business focusing on the acquisition of gold properties, and the exploration and potential development of gold mining operations in Africa, specifically focused currently in the Republic of Ghana, West Africa. Ms. Asante, our new CEO has traveled to Ghana seven times over the past 18 months, for the purpose of meeting with geologist, attorneys, and other qualified individuals in furtherance of identifying potential acquisition properties in Ghana and the subsequent exploration of these projects, if any, and the further development of these projects with the potential goal of attaining production of gold in Ghana. Ghana is a well-known mining jurisdiction with a long history of gold production and a highly trained workforce. The mining tenure, royalty and tax laws are stable and well legislated. While the Company’s current focus is in Ghana, we are actively seeking out opportunities throughout the continent of Africa.

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

In conducting due diligence on any potential property, the Company focuses on the following critical factors when evaluating each properties merit:

•	the historical exploration work completed to date, including but not limited to, all geological, geochemical, geophysical, drill and core samples, and exploration data(s) and maps, all technical data; and,

•	the legal, government, and or regulatory affairs of the business or property.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable gold or mineral properties or interests, and we cannot give any assurance that suitable gold or mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the gold or mineral industry by:

•	keeping our costs low;

•	relying on the strength of our management’s contacts; and

•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

Common Stock

Of the authorized common stock, 47,994,825 shares are outstanding as of September 30, 2022, and 51,201,265 as of September 30, 2021. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Nevada corporate law. The holders of our common stock do not have cumulative voting rights, which mean that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully- paid and nonassessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

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

The following table sets forth the high and low closing prices for the Company’s Common Stock per quarter as reported by the OTC Bulletin Board for the quarterly periods indicated below based on its fiscal year end of September 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. In the past 2 years, our stock has had very minimal trades. Our stock did not have any trades between September 14, 2018, and May 2021, as such we have only reported for the six quarters ended June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022.

Fiscal Quarter	High	Low
June 30, 2021	$4.95	$1.03
September 30, 2021	$2.68	$1.37
December 31, 2021	$1.76	$1.70
March 31, 2022	$1.45	$1.45
June 30, 2022	$2.45	$1.39
September 30, 2022	$1.00	$0.87

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or an income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Stockholders

As of October 10, 2022, we had 60 holders of record of our Common Stock.

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

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However, this could impact our operations as other businesses have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

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

Results of Operations

For the Fiscal Year Ended September 30, 2022 and for Fiscal Year Ended September 30, 2021.

For the fiscal year ended September 30, 2022, we incurred operating expenses of $989,467. For the fiscal year ended September 30, 2021, we incurred operating expenses of $3,007,867. The decrease in operating expenses is attributable to the absence of stock-based compensation of $2,593,500 which was paid in 2021.

Net Loss

For the fiscal year ended September 30, 2022, we incurred net income of $6,928,874. For the fiscal year ended September 30, 2021, we incurred net loss of $13,406,994. The increase in net income is attributable to the absence of stock-based compensation in the amount of $2,593,500 which was paid in 2021, in addition to a $18,346,717 increase in derivative value resulting in a gain on derivative value of $8,041,824 during the fiscal year ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, we have $21,290 in current assets and $4,823,480 in current liabilities. We had $12,710 in cash and our working capital deficit was $4,802,191. As of September 30, 2021, we have $11,044 in current assets and $11,690,159 in current liabilities. We had $6,044 in cash and our working capital deficit was $11,679,115.

Cash Flows:

	For the Fiscal Year Ended September 30, 2022	For the Fiscal Year Ended September 30, 2021
Cash Flows Used in Operating Activities	$(599,790)	$(242,117)
Cash Flows Provide(Used in) d by Investing Activities	(145,307)	5,426
Cash Flows Provided by Financing Activities	751,763	228,967
Net change in cash	$6,666	$(7,724)

Cash Flows Used in Operating Activities

We used $599,790 of cash in our operating activities during the fiscal year ended September 30, 2022. These are attributable to our net income adjusted by the non-cash items of $329,500 for the fair value of shares issued for services, $89,732 for amortization of debt discount, $8,041,824 change in fair value of derivative liability and $60,000 of in-kind contribution of services and $10,050 of depreciation expense. We used $242,117 of cash in our operating activities during the fiscal year ended September 30, 2021 These are attributable to our net loss adjusted by the non-cash items of $2,593,500 for the fair value of shares issued for services, $79,236 for amortization of debt discount, $10,304,893 change in fair value of derivative liability and $50,000 of in-kind contribution of services.

Cash Flows Provided by Investing Activities

We used $145,307 cash investment in machinery and equipment during the fiscal year ended September 30, 2022. We provided $5,426 non cash investment in mineral rights during the fiscal year ended September 30, 2021.

Cash Flows Provided by Financing Activities

We received a total of $751,763 in financing, consisting of $4,300 from the issuances of loans payable from related parties, $404,500 from notes payable, $267,963 from convertible notes, and a common stock subscriptions in the amount of $75,000 during the fiscal year ended September 30, 2022. We received $228,967 from the issuances of loans payable from related parties totaling $149,357 and a common stock subscriptions in the amount of $110,000 during the fiscal year ended September 30, 2021.

Going Concern and Management’s Liquidity Plans

As reflected in the accompanying consolidated financial statements, the Company has a net income of $6,928,874 for the fiscal year ended September 30, 2022. In addition, the Company has an accumulated deficit of $6,549,269 and a working capital deficit of $4,802,191 as of September 30, 2022.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of September 30, 2022, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended September 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

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

Name and Address of Beneficial Owner Directors and Officers:	AGE	Position	Date of Appointment
Naana Asante	46	CEO, President, Secretary and Director	September 22, 2020 (1)
Mario Beckles	49	CFO and Treasurer	July 13, 2021
Samuel “Jojo” Andrews	46	Director	November 10, 2021

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

Information about our Executive Officers

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Naana Asante – Mrs. Asante, has been actively pursuing business opportunities in Ghana’s mineral and precious metal commodifies industry over the past five years. Most notably, she has traveled to Ghana on seven separate occasions over the past eighteen months to develop and formalize her private exploration and mining interests. She has met with over 50 individuals and companies active in the exploration, mining, refinement, and import/export business, including by example Gold Coast Mining, PMMC, Blaze Metals and U Green Enterprise, a company associated with Mr. Somuah. Mrs. Asante has a considerable network in Ghana’s finance, banking, government, and import/export sectors, in addition to many personal relationships with landowners of high-value, exploration targets in some of Ghana’s most prominent gold-bearing areas.

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

21

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)(2)	Total ($)
Naana Asante(3) CEO, President & Director	2022	NIL	NIL	NIL
	2021	NIL	NIL	NIL
	2020	NIL	NIL	NIL
Mario Beckles (4)	2022	NIL	NIL	NIL
	2021	NIL	NIL	NIL
	2020	-	-	-
Edward Somuah(5) Former CEO, CFO, Secretary & Director	2022	-	-	-
	2021	NIL	NIL	NIL
	2020	NIL	NIL	NIL
David Lazar(6) Former CEO, CFO, Secretary & Director	2022	-	-	-
	2021	-	-	-
	2020	NIL	NIL	NIL
Kai Ming Zhao(7) Former Sole-Officer & Director	2022	-	-	-
	2021	-	-	-
	2020	NIL	NIL	NIL

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of January 10, 2023, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of January 10, 2023, there were 47,994,825 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage ofClass%(2)
Naana Asante, CEO and Director(3)	26,000,000	54.17%
Mario Beckles	-	-
Samuel Andrews	-	-

All Directors and Executive Officers as a Group	26,000,000	54.17%
5%+ Shareholders
Diego Manfredi(4) Fracc Selvanova M 7 L20 Calle Areno, No Ext Depto 703-1 Condominio Coto 7 CP 77723 Zona Urbana B, Solidaridad	3,250,000	6.77%
Participator Ventures, Inc.(5) 1 King West, Suite 2209 Toronto, Ontario, M5H 1A1 Canada	3,000,000	6.25%
Confederate Capital LLC(6) 401 Ryland street. STE 200-A Reno NV 89502	3,500,000	7.29%
1623662 Alberta Inc. (7) 12 Strathbury Place SW Calgary AB T3H 1M7	2,500,000	5.29%

____________

(1)

Applicable percentage of ownership is based on 47,994,825 shares of common stock outstanding on January 10, 2022. Unless otherwise stated, all shareholders can be reached at mailing address 4500 Great America Parkway, PMB 38, Ste 100, Santa Clara, CA 95054

(2)

 Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 10, 2023.

(3)

Naana Asante is the Company’s current CEO and member of the Company’s Board of Directors, she received the shares as (i) part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which she was a former shareholder, and (ii) 11,000,000 pursuant to a Release and Settlement Agreement with former officer Eduard Somuah.

(4)	Diego Manfredi received the shares a part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which he was a former shareholder.

(5)

Participator Ventures, Inc. received the shares as part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which it was a former shareholder. Andrew Jenkins, has voting and dispositive control over these shares as he is a director of Participator Ventures, Inc.

(6)

Confederate Capital LLC received the shares as part of the Share Exchange Agreement between the Company and Guskin Gold Corporation of which it was a former shareholder. Kevin Wright has voting and dispositive control over these shares as he is the sole-officer and director of Confederate Capital LLC.

(7)	1623662 Alberta Inc. received the shares pursuant to the conversion of a promissory note. Ross Ewaniuk has voting and dispositive control over these shares.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;

•	Disclosing in any and all filings with the SEC, where required;

•	Obtaining disinterested directors’ consent; and,

•	Obtaining shareholder consent where required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by BF Borgers, for the fiscal periods shown.

	For the Fiscal years ended
	September 30,2022	September 30,2021
Audit Fees	$38,480	$27,500
Audit Related Fees	-	3,000
Tax Fees	-	-
All Other Fees	-	-
Total	$38,480	$30,500

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

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2022, and for the fiscal year ended September 30, 2021. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	Consolidated Financial Statements:

Page
Reports of Independent Registered Accounting Firms	F-1
Consolidated Balance Sheet as of September 30, 2022 and September 30, 2021	F-2
Consolidated Statement of Operations for the fiscal year ended September 30, 2022 and for the fiscal year ended September 30, 2021	F-3
Consolidated Statement of Changes in Shareholders’ Deficit for the fiscal year ended September 30, 2022 and for the fiscal year ended September 30, 2021	F-4
Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2022 and for the fiscal year ended September 30, 2021	F-5
Notes to Consolidated Financial Statements	F-6

(b)	Exhibits:

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

3.4	Certificate of Amendment to Articles of Incorporation, dated November 30, 2020(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

10.2	Share Exchange Agreement, dated September 3, 2020(1)

10.3	Joint Venture Agreement by and between Guskin Gold Corp. and Africa Exploration & Minerals Group Limited dated June 1, 2021.(1)

10.4	Joint Venture and Partnership Agreement by and between Guskin Gold Ghana Ltd and Danampco Company Ltd., effective January 24, 2022(1)

10.5	Joint Venture and Partnership Agreement by and between Guskin Gold Ghana Ltd and Ensuro Group of Companies Limited., effective February 7, 2022(1)

10.6	Bonsu Release and Settlement Agreement, dated October 21, 2021(1)

10.7	Somuah Release and Settlement Agreement, dated October 21, 2021 (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 ____________

(1)	Previously Filed
(2)	Filed Herewith

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

Guskin Gold Corp.

Date: January 12, 2023	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: January 12, 2023	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Guskin Gold Corp.

Date: January 12, 2023	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer and Director

Date: January 12, 2023	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer) and Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Guskin Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guskin Gold Corporation as of September 30, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

January 12, 2023

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2022	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$12,710	$6,044
Prepaid expenses	8,580	5,000
Total current assets	21,290	11,044

Fixed Assets, net	186,950	-
Total non current assets	186,950	-
TOTAL ASSETS	$208,239	$11,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$243,948	$164,798
Loan payable – Related Party	153,657	149,357
Convertible notes payable (net of unamortized discount)	134,732	45,000
Notes payable	412,000	7,500
Stock based compensation payable	583,000	253,500
Derivative liability	3,296,143	11,070,004
TOTAL LIABILITIES	4,823,480	11,690,159

Commitments and Contingencies (See Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 47,994,825 and 51,201,265 shares issued and outstanding at September 30, 2022 and September 30, 2021, respectively	47,995	51,201
Additional paid in capital	1,886,034	1,822,827
Accumulated deficit	(6,549,269)	(13,478,144)
Stock subscription receivable	-	(75,000)
TOTAL STOCKHOLDERS’ DEFICIT	(4,615,241)	(11,679,115)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$208,239	$11,044

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For Fiscal Year Ended	For Fiscal Year Ended
	September 30, 2022	September 30, 2021

Operating Expenses:
Stock based compensation	$329,500	$2,593,500
Professional fees	457,215	211,234
General and administrative expenses	188,752	121,210
Impairment	14,000	81,923
Total Operating Expenses	989,467	3,007,867

Loss from operations	(989,647)	(3,007,867)

Other Income (Expense)
Change in fair value of derivative	8,041,824	(10,304,893)
Interest expense	(45,169)
Amortization of discount	(89,732)
Other income	11,419	(94,234)
Total other income (expense)	7,918,341	(10,399,127)

Net income (loss) before income tax provision	6,928,874	(13,406,994)
Provision for income tax	-	-

Net income (loss)	$6,928,874	$(13,406,994)

Net income (loss per common share
Basic and diluted	$0.14	$(0.32)
Weighted average common shares outstanding
Basic and diluted	49,539,251	47,917,101

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

				Stock
	Common Stock		Capital	subscription	Accumulated
	Shares	Par Value	Deficiency	receivable	Deficit	Total

Balance - September 30, 2020	29,211,265	$29,211	$(2,175,610)	$-	$(71,150)	$(2,217,549)

Common stock issued for services	13,000,000	13,000	2,327,000			2,340,000

Debt conversion into common stock	8,000,000	8,000	1,432,002			1,440,002
Common stock subscriptions	740,000	740	184,260	(75,000)		110,000
In-kind contribution of services			50,000			50,000
Common stock issued for mineral rights	250,000	250	5,176		-	5,426
						-
Net loss	-	-	-	-	(13,406,994)	(71,150)
Balance - September 30, 2021	51,201,265	$51,201	$1,822,827	$(75,000)	$(13,478,144)	$(11,679,115)

Common stock cancelled	(3,206,440)	(3,206)	3,206			-
Common stock subscriptions received	-	-	-	75,000		75,000
In-kind contribution of services			60,000			60,000
Net income	-	-	-	-	6,928,874	6,928,874
Balance - September 30, 2022	47,994,825	$47,995	$1,886,033	$-	$(6,549,269)	$(4,615,241)

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

	For the Fiscal Year Ended	For the Fiscal Year Ended
	September 30,2022	September 30,2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$6,928,874	$(13,406,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	89,732	79,236
Change in fair value of derivative liability	(8,041,824)	10,304,893
In-kind contribution of service	60,000	50,000
Common stock issued for services	329,500	2,593,500
Depreciation expense	10,050	-
Changes in operating assets and liabilities:
Prepaid expense	(3,580)	(5,000)
Accounts payable and accrued expenses	27,457	144,248
Net Cash Used in Operating Activities	(599,790)	(242,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Mining equipment purchase	(145,307)	-
Investment in mineral rights	-	5,426
Net Cash Provided by Investing Activities	(145,307)	5,426

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	4,300	118,967
Proceeds from notes payable	404,500	-
Proceeds from convertible note payable	267,963	-
Common stock subscriptions	75,000	110,000
Net Cash Provided by Financing Activities	751,763	228,967

NET CHANGE IN CASH	6,666	(7,724)

CASH - BEGINNING OF PERIOD	6,044	13,767
CASH - END OF PERIOD	$12,710	$6,044

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$-	$1,440,000
Convertible notes payable converted to common stock	$-	$80,000
Derivative liability extinguished upon conversion of convertible notes	$-	$1,360,000
Recapitalization – reverse merger	$-	$-
Investment in mineral rights	$-	$5,426

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Guskin Gold Corp. (fka Inspired Builders, Inc.) (the “Company”, “Guskin”, “We”, and “Us”) was incorporated in the State of Nevada in February 2010. Until August 15, 2017, the Company was directing its focus on acquiring, investing in, developing and managing real estate properties and related investments. On August 15, 2017, pursuant to a change in control transaction, we relocated to Miami, Florida and ceased all operations as a real estate company.

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

Note 2 – Summary of significant accounting policies

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at September 30, 2022.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $12,710 at September 30, 2022 and $6,044 cash equivalents at September 30, 2021. As of September 30, 2022, $0 was held with an escrow agent.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of September 30, 2022, the Company had $134,732 in convertible debt which if exercised would convert into 32,900,000 and as of September 30, 2021, and $45,000 in convertible debt which if exercised would convert into 4,500,000 shares of common stock.

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

Fair Value of Financial Investments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and 2021.

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

We account for derivative liability at fair value on a recurring basis under level 3 at September 30, 2022 and 2021 (see Note 9).

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2022 and 2021, the Company had a derivative liability of $3,296,143 and $11,070,004, respectively.

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

Note 4 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net income of $6,896,041 and net losses of $13,406,994 for the fiscal year ended September 30, 2022 and for fiscal year ended September 30, 2021, respectively. In addition, the Company has accumulated deficit of $6,582,103 and $13,478,144 and working capital deficit of $4,835,024 and $11,679,115 as of September 30, 2022 and 2021, respectively.

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

Note 5 – Investment in mineral rights

On June 10, 2021, the Board of Directors of the Company ratified entry into a Joint Venture & Partnership Agreement (the “JV Agreement”) with Africa Exploration & Minerals Group Limited, a company incorporated in Ghana (the “AEMG”), dated June 1, 2021, Additionally, AEMG granted to the Company an exclusive option to earn and acquire up to a 50% ownership interest in certain project, properties and concession located in the Country of Ghana in which AEMG has an interest (the “Ghana Option Interest”). The initial project that the Parties shall endeavor to undertake pursuant to the Partnership is approximately 1 square km or 247 acres of land, (which is approximately 61.75 Ghana acers) of the Shewn Edged Pink Concession (the “Concession”). The Parties intend this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. The Company has formed a wholly owned subsidiary incorporated in Ghana and duly authorized to conduct business in precious metals and in mining activities in Ghana named Guskin Gold Ghana #1 Limited. All operations relating to the Concession will be undertaken by Guskin Gold Ghana #1 Limited. The Company, through Guskin Gold Ghana #1 Limited now holds 25% non-controlling interest of the Shewn Edged Pink Concession. The JV is considered as an unincorporated legal entity for accounting purposes, in accordance with ASC 323, therefore the Company has elected to account for all activity related to the JV under proportional consolidation of the results of operations. The Company issued 250,000 restricted common shares the Company’s common stock, at a per share valuation of $0.0217 per share (the “Shares”) for a total fair value of $5,426. There are no proven mineral reserves on the Shewn Edged Pink Concession as of September 30, 2021. During the fiscal years ended September 30, 2022 and for the fiscal year September 30, 2021, Guskin Gold advanced $14,000 and $67,500 to AEMG, respectively. Management evaluated the investment in mineral rights annually for impairment and determined that the total amount capitalized was impaired. An impairment loss totaling $14,000 and $81,923 was recorded during fiscal years ended September 30, 2022 and for the fiscal year ended September 30, 2021, respectively.

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

Note 6 – Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loan totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022, and May 19, 2022. During the fiscal year ended September 30, 2022, the Company repaid $4,000 against the outstanding balance of the note. As of September 30, 2022 and September 30, 2021, a total of $104,452 and $108,647 remains outstanding, respectively. As of September 30, 2022 and September 30, 2021, the Company recorded accrued interest expense of $4,195 and $1,508, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. During the fiscal year ended September 30, 2022, the Company recorded accrued interest expenses of $235. As of September 30, 2022 and September 30, 2021, the Company recorded accrued interest expenses of $549 and $314, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of September 30, 2022, and September 30, 2021, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of September 30, 2022 and September 30, 2021, the accrued interest was $736 and $311, respectively.

Note 7 – Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of June 30, 2022, and September 30, 2021, $7,500 of note payable remains outstanding. As of September 30, 2022 and September 30, 2021, the accrued interest was $380 and $192, respectively.

On May 25, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $100,000 of note payable remains outstanding. As of September 30, 2022, the accrued interest was $10,667.

On May 31, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $100,000 of note payable remains outstanding. As of September 30, 2022, the accrued interest was $10,167.

On June 24, 2022, the Company entered into a promissory note agreement with a third party in the amount of $10,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $10,000 of note payable remains outstanding. As of September 30, 2022, the accrued interest was $817.

On June 30, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of September 30, 2022, the accrued interest was $1,533.

On July 18, 2022, the Company entered into a promissory note agreement with a third party in the amount of $40,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $40,000 of note payable remains outstanding. As of September 30, 2022, the accrued interest was $2,467.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of September 30, 2022, the accrued interest was $1,050.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $22,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $22,000 of note payable remains outstanding. As of September 30, 2022, the accrued interest was $1,155.

On August 15, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $100,000 of note payable remains outstanding. As of September 30, 2022, the accrued interest was $3,833.

Note 8 – Income taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some, or all of, the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to 100% of the deferred tax asset has also been recorded resulting in no net deferred tax asset. The cumulative deferred tax asset which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended September 30,	2022	2021
Book income (loss) for the year	$6,928,874	$(13,153,494)

Temporary differences:
Accrued interest	45,169	19,701
Accounts payable and accrued expenses	28,700	142,248

Permanent differences:
Stock based compensation	328,900	2,340,000
Amortization of debt discount	(89,732)	79,236
Change in derivative liability	(8,041,824)	(10,304,893)
Tax loss for the year	(799,912)	(48,672)

Estimated effective tax rate	21%	21%
Deferred tax asset	$(167,982)	$(56,157)
Less: Valuation allowance	7,486	7,486
Net Deferred tax asset	$(160,496)	$(48,672)

Rate Reconciliation:

Federal income tax at statutory rate	$1,455,064	$(2,762,234)
Temporary difference	15,513	34,009
Permanent difference	(1,638,558)	2,672,067
Change in Valuation Allowance	7,486	7,486
	$(160,496)	$(48,672)

The tax period since inception is open for examination by taxing authorities through 2026.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that because of various stock issuances used to finance its operations, an ownership change as defined in the provisions of Section 382 of the IRC occurred on September 22, 2020. Such ownership change resulted in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company estimates that $950,000 of its NOL carryforwards were effectively eliminated under Section 382 for federal income tax purposes. A portion of the remaining NOL carryforwards limited by Section 382 will become available each year. Limitations on NOL carryforwards relating to change in ownership may be imposed during the year ended September 30, 2022. The Company’s Section 382 estimated analysis has not been completed through September 30, 2022.

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

A summary of value changes to the notes for the year ended September 30, 2022, and 2021 is as follows:

	September 30, 2022	September 30, 2021

Carrying value of Convertible Notes	$45,000	$45,764
Convertible notes issued	267,963	-
Less: Conversion of principal	-	80,000
Less: debt discount	267,963	79,236
Add: amortization of discount	89,732	-
Carrying value of Convertible Notes, net	$134,732	$45,000

Note 10 – Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at September 30, 2022. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

	September 30, 2022	September 30, 2021

Shares of common stock issuable upon exercise of debt	32,900,000	4,500,000
Estimated market value of common stock on measurement date	$1.00	$2.47
Exercise price	$0.01	$0.01
Risk free interest rate (1)	4.05–4.25%	0.11–0.16%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	227.30%	64.21%
Expected exercise term in years (4)	1.00 – 1.00	0.60 – 1.00

(1)	The risk –free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

The change in fair values of the derivative liabilities related to the Convertible Notes for the fiscal year ended September 30, 2022 is summarized as:

	Fair value atSeptember 30,	Quoted market prices for identical assets/liabilities	Significantother observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$3,296,143	$-	$-	$3,296,143

DerivativeLiability
Derivative liability as of September 30, 2021	$11,070,004
Change in fair value of derivative liability	(8,153,029)
Addition of new derivative liability	379,167
Derivative liability as of September 30, 2022	$3,296,143

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$11,070,004
Day one gains/(losses) on valuation	111,204
Gains/(losses) from the change in fair value of derivative liability	(7,885,065)
Change in fair value of derivative liability at the end of the period	$3,296,143

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

The change in fair values of the derivative liabilities related to the Convertible Notes for the fiscal year ended September 30, 2021 is summarized as:

	Fair value atSeptember 30, 2021	Quoted market prices for identical assets/liabilities (Level 1)	Significantother observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability	$11,070,004	$-	$-	$11,070,004

Derivative Liability
Derivative liability as of September 30, 2020	$2,125,113
Change in fair value of derivative liability	10,304,893
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability	(1,360,000)
Derivative liability as of September 30, 2021	$11,070,004

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at September 30, 2020 (inception)	$-
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	11,070,004
Change in fair value of derivative liability at September 30, 2021	$11,070,004

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

As of September 30, 2022 and September 30, 2021, a total of 47,994,825 and 51,201,265 shares of common stock with par value $0.001 remain outstanding, respectively.

Note 13 – Subsequent Event

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, January 12, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements.

