Form 10-Q
period 2022-12-31
Guskin Gold Corp.
filed 2023-02-21
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2022

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

____________________________________________________________

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

The number of shares of registrant’s common stock outstanding as of February 8, 2023 was 47,994,825.

FORM 10-Q

GUSKIN GOLD CORP.

FKA INSPIRED BUILDERS, INC.

December 31, 2022

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K which was filed with the SEC on January 12, 2023 (the “10-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$58,153	$12,710
Prepaid expenses	15,685	8,580
Total current assets	73,838	21,290

Fixed Assets, net	179,611	186,950
Total non current assets	179,611	186,950
TOTAL ASSETS	$253,449	$208,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$278,700	$243,948
Loan payable – Related Party	154,457	153,657
Convertible notes payable (net of unamortized discount)	216,256	134,732
Notes payable	377,100	412,000
Stock based compensation payable	611,500	583,000
Derivative liability	3,113,998	3,296,143
TOTAL LIABILITIES	4,752,010	4,823,480

Commitments and Contingencies (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 47,994,825 shares issued and outstanding at December 31, 2022 and September 30, 2022	47,995	47,995
Additional paid in capital	1,901,034	1,886,034
Accumulated deficit	(6,447,590)	(6,549,269)
Stock subscription receivable	-	-
TOTAL STOCKHOLDERS’ DEFICIT	(4,498,561)	(4,615,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253,449	$208,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)

Operating Expenses:
Stock based compensation	$28,500	$88,000
Professional fees	30,440	74,112
General and administrative expenses	38,934	45,846
Impairment	-	14,000
Total Operating Expenses	97,874	221,958

Loss from operations	(97,874)	(221,958)

Other Expense
Change in fair value of derivative	306,145	3,084,874
Other income	-	11,419
Amortization of discount	(81,524)	(4,442)
Interest expense	(25,067)	(2,313)
Total other expense	199,554	3,089,537

Net income(loss) before income tax provision	101,680	2,867,579
Provision for income tax	-	-

Net income(loss)	$101,680	$2,867,579

Net loss per common share
Basic and diluted	$0.00	$0.06

Weighted average common shares outstanding
Basic and diluted	47,994,825	51,201,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended December 31, 2022

	Common Stock		Capital	Stock subscription	Accumulated
	Shares	Par Value	Deficiency	receivable	Deficit	Totals
Balance - September 30, 2022	47,994,825	$47,995	$1,886,034	$-	$(6,549,269)	$(4,615,241)

In-kind contribution			15,000			15,000

Net income	-	-	-	-	101,680	101,680
Balance - December 31, 2022	47,994,825	$47,995	$1,901,034	$-	$(6,447,590)	$(4,498,561)

For the Three Months ended December 31, 2021

	Common Stock		Capital	Stock subscription	Accumulated
	Shares	Par Value	Deficiency	receivable	Deficit	Totals
Balance - September 30, 2021	51,201,265	$51,201	$1,822,827	$(75,000)	$(13,478,144)	$(11,679,115)

Common stock subscriptions received				75,000		75,000
In-kind contribution			15,000			15,000

Net income	-	-	-	-	2,867,579	2,867,579
Balance - December 31, 2021	51,201,265	$51,201	$1,837,827	$-	$(10,610,564)	$(8,721,536)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,680	$2,867,579
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	81,524	4,442
Change in fair value of derivative liability	(306,145)	(3,084,874)
In-kind contribution of service	15,000	15,000
Common stock issued for services	28,500	88,000
Depreciation expense	7,338	-

Changes in operating assets and liabilities:
Prepaid expense	(7,105)	(3,870)
Accounts payable and accrued expenses	34,751	(9,960)
Accrued interest	-	-
Net Cash Used in Operating Activities	(44,457)	(123,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	800	-
Common stock subscription	-	75,000
Repayment of promissory notes	(100,000)	-
Proceeds from promissory notes	65,100	-
Proceeds from convertible note payable	124,000	59,963
Net Cash Provided by Financing Activities	89,900	134,963

NET CHANGE IN CASH	45,443	11,280

CASH - BEGINNING OF PERIOD	12,710	6,044
CASH - END OF PERIOD	$58,153	$17,324

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$-	$-
Convertible notes payable converted to common stock	$-
Derivative liability extinguished upon conversion of convertible notes	$-	$-
Investment in mineral rights	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

 AND FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at December 31, 2022.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $58,153 at December 31, 2022 and $12,710 cash equivalents at September 30, 2022.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of December 31, 2022, the Company had $216,256 in convertible debt which if exercised would convert into 45,662,317 and as of September 30, 2022, and $134,732 in convertible debt which if exercised would convert into 32,900,000 shares of common stock.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2022 and September 30, 2022, the Company had a derivative liability of $3,113,998 and $3,296,143, respectively.

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

Note 4 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net income of $101,680 and $ 2,867,579 for the three months ended December 31, 2022 and December 31, 2021, respectively. In addition, the Company has accumulated deficit of $6,447,590 and $6,549,269 and working capital deficit of $4,678,172 and $4,802,191 as of December 31, 2022 and September 30, 2022, respectively.

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

On January 24, 2022, Guskin Gold Corp., by and through a new wholly owned subsidiary, Guskin Gold Ghana #1 Limited., a company incorporated under the Laws of the Republic of Ghana (collectively, Guskin Gold Corp. and its subsidiary Guskin Gold Ghana Ltd. shall be referred to hereinafter as the “Company”) and Danampco Company Ltd., a company incorporated under the Laws of the Republic of Ghana (the “DCL”) entered into a Joint Venture & Partnership Agreement (the “JV Agreement”) which sets forth the terms and conditions of a joint venture and partnership (the “Partnership”) between themselves relating to precious metal, minerals and mining exploration activities in the Country of Ghana. Per the Agreement DCL granted the Company an exclusive seventy (70%) percent ownership interest in that certain project, located in the Country of Ghana in which DCL has an interest known as the Kukuom Shewn Edged Pink Concession (the “Kukuom Concession”). The Kukuom Concession covers a total surface area of one-hundred fifty-six (156) square kilometers and is located between the cities of Goaso and Bibiani in the Ahafo District of Ghana. The Parties intent this to be an unincorporated contractual joint venture in respect of the exploration, development, exploitation, and operation of the Concession. Each additional project relating to the Ghana Option Interest, and agreed to be made part of, and undertaken by the Partnership, shall be governed by individual “Operating Agreements” setting forth the terms and conditions relating to each project specifically. As consideration for the Partnership, the Company shall provide all financing (“Financing”), to be remitted in accordance with a work program and budget, necessary to begin exploration of the Kukuom Concession. Additionally, the Company shall issue DCL 500,000 common shares the Company’s common stock, at a per share valuation of $1.00 per share, with such shares shall be issued based on certain milestones, which are fully sent forth in the JV Agreement and Operating Agreement. The foregoing description of the JV Agreement and Operating Agreement (as Schedule A to the JV Agreement) do not purport to be complete and are qualified in their entirety by reference to the full text of both documents which was filed as Exhibit 10.4 to our Form 10-K filed January 31, 2022 (the Operating Agreement is Schedule A to the JV Agreement) and is incorporated herein by reference.

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

Note 6 - Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loan totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022, and May 19, 2022. During the fiscal year ended September 30, 2022, the Company repaid $4,000 against the outstanding balance of the note. As of December 31, 2022 and September 30, 2022, a total of $105,252 and $104,452 remains outstanding, respectively. As of December 31, 2022 and September 30, 2022, the Company recorded accrued interest expense of $5,688 and $4,869, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of September 30, 2022, the Company recorded accrued interest expenses of $549. As of December 31, 2022 and September 30, 2022, the Company recorded accrued interest expenses of $609 and $549, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of December 31, 2022, and September 30, 2021, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of December 31, 2022 and September 30, 2022, the accrued interest was $736 and $843, respectively.

Note 7 - Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of December 31, 2022, and September 30, 2022, $7,500 of note payable remains outstanding.

On May 25, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $100,000 of note payable remains outstanding. On December 15, 2022, the Company repaid this loan in full including accrued interest of $15,000. As of December 31, 2022 $0 of notes payable remains outstanding.

On May 31, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $100,000 of note payable remains outstanding. As of December 31, 2022 and September 30, 2022, the accrued interest was $17,833 and $10,167, respectively.

On June 24, 2022, the Company entered into a promissory note agreement with a third party in the amount of $10,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $10,000 of note payable remains outstanding. As of December 31, 2022 and September 30, 2022, the accrued interest was $1,583 and $817, respectively.

On June 30, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of December 31, 2022 and September 30, 2022, the accrued interest was $3,067 and $1,533, respectively.

On July 18, 2022, the Company entered into a promissory note agreement with a third party in the amount of $40,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $40,000 of note payable remains outstanding. As of December 31, 2022 and September 30, 2022, the accrued interest was $5,533 and $2,467, respectively.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of December 31, 2022 and September 30, 2022, the accrued interest was $2,586 and $1,050, respectively.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $22,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $22,000 of note payable remains outstanding. As of December 31, 2022 and September 30, 2022, the accrued interest was $2,842 and $1,155, respectively.

On August 15, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $100,000 of note payable remains outstanding. As of December 31, 2022, the accrued interest was $11,500.

On October 08, 2022, the Company entered into a promissory note agreement with a third party in the amount of $45,100. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $45,100 of note payable remains outstanding. As of December 31, 2022, the accrued interest was $3,157.

On December 28, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $20,000 of note payable remains outstanding. As of December 31, 2022, the accrued interest was $50.

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

On November 16, 2021, the Company received $34,978 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on November 16, 2023

On December 22, 2022 the Company received $9,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on December 22, 2024.

On December 29, 2022, the Company received $115,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 90% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on June 27, 2023

A summary of value changes to the notes for the three months ended December 31, 2022, and the year ended September 30, 2022 is as follows:

	December 31, 2022	September 30, 2022

Carrying value of Convertible Notes	$134,732	$45,000
Convertible notes issued	124,000	267,963
Less: Conversion of principal	-	-
Less: debt discount	55,521	79,236
Add: amortization of discount	81,524	89,732
Carrying value of Convertible Notes, net	$216,256	$134,732

Note 9 - Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at December 31, 2022 and September 30, 2022. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

	December 31, 2022	September 30, 2022

Shares of common stock issuable upon exercise of debt	45,622,875	32,900,000
Estimated market value of common stock on measurement date	$0.95	$1.00
Exercise price	$0.01-0.95	$0.01
Risk free interest rate (1)	4.05-4.25%	4.05-4.25%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	171.40-320.24%	64.21%
Expected exercise term in years (4)	0.60 - 2.00	0.60- 1.00

(1)	The risk -free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended December 31, 2022 is summarized as:

	Fair value at December 31,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$3,113,998	$-	$-	$3,113,998

Derivative Liability
Derivative liability as of September 30, 2022	$3,296,143
Change in fair value of derivative liability	(367,296)
Addition of new derivative liability	185,150
Derivative liability as of December 31, 2022	$3,113,998

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$3,296,143
Day one gains/(losses) on valuation	(236,037)
Gains/(losses) from the change in fair value of derivative liability	53,891
Change in fair value of derivative liability at the end of the period	$3,113,998

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

As of December 31, 2022 and September 30, 2022, a total of 47,994,825 shares of common stock with par value $0.001 remain outstanding, respectively.

Note 12 - Subsequent Events

On January 03, 2023, the Company received $35,490 in exchange for a unsecured promissory note in the same amount, from an independent third party. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%.

On January 13 and 18th , 2023, the Company received a total of $27,950 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on January 13, 2025.

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

Results of Operations

For the three months ended December 31, 2022 and 2021

For the three months ended December 31, 2022 and 2021, we incurred operating expenses of $97,874 and $221,958, respectively. The decrease in operating expenses during the three months ended December 31, 2022 as compared to the comparable period ended December 31, 2021 is primarily attributable to an reduction in stock compensation due to the departure of former executives as well as no impairment loss occurring during the current quarter. Compared to both these costs being present during the three months ended December 31, 2021.

Net Loss

For the three months ended December 31, 2022, we incurred net income of $101,680 as compared to a net income of $2,893,575  during the comparable period ended December 31, 2021. This is attributable to an decrease in the value of the derivative liability by $2,778,729 during the three months ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we have $73,838 in current assets and $4,752,010, in current liabilities. We had $58,153 in cash and our working capital deficit was $4,678,172.

Cash Flows:

	For the Three Months Ended December 31, 2022	For the Three Months Ended December 31, 2021
	(Unaudited)
Cash Flows Used in Operating Activities	$(44,457)	$(123,683)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	89,900	134,963
Net change in cash	$45,443	$11,280

The Company has not had revenues since its inception and to date, has relied on the support of its Chief Executive Officer and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations. If the Company does not begin to generate revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. Our unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our independent registered public accounting firm has included its audit report to the audited financial statements for the year ended September 30, 2022 stating substantial doubt about our ability to continue as a going concern.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Guskin Gold Corp.

Date: February 21, 2023	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: February 21, 2023	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

