Form 10-Q
period 2023-06-30
Guskin Gold Corp.
filed 2023-08-21
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2023

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

The number of shares of registrant’s common stock outstanding as of August 18, 2023 was 47,994,825.

FORM 10-Q

GUSKIN GOLD CORP.

June 30, 2023

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

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$54,679	$12,710
Prepaid expenses	6,315	8,580
Total current assets	60,994	21,290

Fixed Assets, net	165,174	186,950
Total non current assets	165,174	186,950
TOTAL ASSETS	$226,168	$208,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$313,194	$243,948
Loan payable – Related Party	154,457	153,657
Convertible notes payable (net of unamortized discount)	305,047	134,732
Notes payable	412,590	412,000
Stock based compensation payable	647,695	583,000
Derivative liability	788,065	3,296,143
TOTAL LIABILITIES	2,621,108	4,823,480

Commitments and Contingencies (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 47,994,825 shares issued and outstanding at June 30, 2023 and September 30, 2022	47,995	47,995
Additional paid in capital	1,931,034	1,886,034
Accumulated deficit	(4,373,970)	(6,549,269)
Stock subscription receivable	-	-
TOTAL STOCKHOLDERS’ DEFICIT	(2,394,941)	(4,615,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$226,168	$208,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating Expenses:
Stock based compensation	$15,695	$119,000	$64,695	$279,500
Professional fees	6,350	135,853	59,819	351,884
General and administrative expenses	33,944	51,220	159,828	149,904
Total Operating Expenses	55,989	306,073	284,343	781,288

Loss from operations	(55,989)	(306,073)	(284,343)	(781,288)

Other Income (Expense)
Change in fair value of derivative	1,519,016	(4,966,388)	2,787,304	(497,920)
Amortization of discount	(46,069)	(33,451)	(170,315)	(55,492)
Other income	-	-	-	11,419
Interest expense	(88,695)	(9,572)	(157,346)	(14,939)
Total other income (expense)	1,384,251	(5,009,411)	2,459,643	(556,933)

Net loss before income tax provision	1,328,262	(5,315,484)	2,175,300	(1,338,221)
Provision for income tax

Net income (loss)	$1,328,262	$(5,315,484)	$2,175,300	$(1,338,221)

Net income (loss) per common share
Basic and diluted	$0.03	$(0.11)	$0.05	$(0.03)

Weighted average common shares outstanding
Basic and diluted	47,994,825	47,994,825	47,994,825	50,062,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months ended June 30, 2023

	Common Stock		Capital	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Par Value	Deficiency	Receivable	Deficit	Deficit
Balance - September 30, 2022	47,994,825	$47,995	$1,886,034	$-	$(6,549,269)	$(4,615,241)

Common stock subscriptions received
In-kind contribution			15,000			15,000
						-
Net loss	-	-	-	-	101,680	101,680
Balance -December 31, 2022	47,994,825	$47,995	$1,901,034	$-	$(6,447,589)	$(4,498,561)

In-kind contribution			15,000			15,000

Net loss	-	-	-	-	745,358	745,358
Balance -March 31, 2023	47,994,825	$47,995	$1,916,034	$-	$(5,702,231)	$(3,738,203)

In-kind contribution			15,000			15,000
						-
Net loss	-	-	-	-	1,328,262	1,328,262
Balance -June 30, 2023	47,994,825	$47,995	$1,931,034	$-	$(4,373,970)	$(2,394,941)

For the Nine Months ended June 30, 2022

	Common Stock		Capital	Stock subscription	Accumulated	Total Stockholders'
	Shares	Par Value	Deficiency	receivable	Deficit	Deficit
Balance - September 30, 2021	51,201,265	$51,201	$1,822,827	$(75,000)	$(13,478,144)	$(11,679,115)

Common stock subscriptions received				75,000		75,000
In-kind contribution			15,000			15,000

Net loss	-	-	-	-	2,867,579	2,867,579
Balance -December 31, 2021	51,201,265	$51,201	$1,837,827	$-	$(10,610,564)	$(8,721,536)

In-kind contribution			15,000			15,000
Common stock cancelled	(3,206,440)	(3,206)	3,206			-

Net loss	-	-	-	-	1,109,684	1,109,684
Balance -March 31, 2022	47,994,825	$47,995	$1,856,033	$-	$(9,500,881)	$(7,596,852)

In-kind contribution			15,000			15,000

Net loss	-	-	-	-	(5,315,484)	(5,315,484)
Balance -June 30, 2022	47,994,825	$47,995	$1,871,033	$-	$(14,816,365)	$(12,897,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,175,300	$(1,338,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	170,315	55,492
Change in fair value of derivative liability	(2,787,303)	497,920
In-kind contribution of service	45,000	45,000
Common stock issued for services	64,695	279,500
Depreciation expense	21,776	2,712
Day One Loss on Derivative	77,226

Changes in operating assets and liabilities:
Prepaid expense	2,265	(3,890)
Accounts payable and accrued expenses	69,246	13,455
Accrued interest	-	-
Net Cash Used in Operating Activities	(161,480)	(448,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	860	800
Common stock subscription	-	75,000
Repayment of promissory notes	(109,000)	-
Proceeds from promissory notes	109,590	210,000
Repayment of related party debt	-	(4,000)
Proceeds from convertible note payable	202,000	267,963
Net Cash Provided by Financing Activities	203,450	549,763

NET CHANGE IN CASH	41,970	3,231

CASH - BEGINNING OF PERIOD	12,710	6,044
CASH - END OF PERIOD	$54,679	$9,274

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$-	$-
Convertible notes payable converted to common stock	$-
Derivative liability extinguished upon conversion of convertible notes	$-	$-
Investment in mineral rights	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2023

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

Note 2 - Summary of significant accounting policies

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at June 30, 2023.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $9,274 at June 30, 2023 and $12,710 cash equivalents at September 30, 2022.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of June 30, 2023, the Company had $305,047 in convertible debt which if exercised would convert into 52,484,033 and as of September 30, 2022, and $134,732 in convertible debt which if exercised would convert into 32,900,000 shares of common stock.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2023 and September 30, 2022, the Company had a derivative liability of $788,065 and $3,296,143, respectively.

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

Note 4 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net income of $2,175,300 and $1,338,221 for the nine months ended June 30, 2023 and June 30, 2022, respectively. In addition, the Company has accumulated deficit of $2,394,941 and $6,549,269 and working capital deficit of $2,394,941 and $4,802,191 as of June 30, 2023 and September 30, 2022, respectively.

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

Note 6 - Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loan totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022, and May 19, 2022. During the fiscal year ended September 30, 2022, the Company repaid $4,000 against the outstanding balance of the note. As of June 30, 2023 and September 30, 2022, a total of $111,671 and $109,321 remains outstanding, respectively. As of June 30, 2023 and September 30, 2022, the Company recorded accrued interest expense of $5,678 and $4,869, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. As of March 31, 2023, the Company recorded accrued interest expenses of $948. As of June 30, 2023 and September 30, 2022, the Company recorded accrued interest expenses of $666 and $549, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of June 30, 2023, and September 30, 2022, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of June 30, 2023 and September 30, 2022, the accrued interest was $8,654 and $736, respectively.

Note 7 - Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of June 30, 2023, and September 30, 2022, $7,500 of note payable remains outstanding.

On May 25, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $100,000 of note payable remains outstanding. On December 15, 2022, the Company repaid this loan in full including accrued interest of $15,000. As of June 30, 2023, $0 of notes payable remains outstanding.

On May 31, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $100,000 of note payable remains outstanding. As of June 30, 2023 and September 30, 2022, the accrued interest was $32,917 and $10,167, respectively.

On June 24, 2022, the Company entered into a promissory note agreement with a third party in the amount of $10,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $10,000 of note payable remains outstanding. As of June 30, 2023 and September 30, 2022, the accrued interest was $3,092 and $817, respectively.

On June 30, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of June 30, 2023 and September 30, 2022, the accrued interest was $6,083 and $1,533, respectively.

On July 18, 2022, the Company entered into a promissory note agreement with a third party in the amount of $40,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $40,000 of note payable remains outstanding. As of June 30, 2023 and September 30, 2022, the accrued interest was $11,567 and $2,467, respectively.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of June 30, 2023 and September 30, 2022, the accrued interest was $5,600 and $1,050, respectively.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $22,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $22,000 of note payable remains outstanding. As of June 30, 2023 and September 30, 2022, the accrued interest was $6,160 and $1,155, respectively.

On August 15, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $100,000 of note payable remains outstanding. As of June 30, 2023 and September 30, 2022, the accrued interest was $26,583 and $3,834, respectively

On October 08, 2022, the Company entered into a promissory note agreement with a third party in the amount of $45,100. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $45,100 of note payable remains outstanding. As of June 30, 2023, the accrued interest was $9,960.

On December 28, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $20,000 of note payable remains outstanding. As of June 30, 2023, the accrued interest was $9,387.

On February 25, 2023, the Company entered into a promissory note agreement with a third party in the amount of $9,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%.  On March 01, 2023, the Company repaid this loan in full of $9,000. As of June 30, 2023, $0 of note payable remains outstanding. As of March 31, 2023, the accrued interest was $50.

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

On May 08, 2023 the Company received $13,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The note bears an interest rate of 6% and matures on May 08, 2025.

On May 25, 2023 the Company received $3,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The note bears an interest rate of 6% and matures on May 25, 2025.

On June 01, 2023 the Company received $2,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The note bears an interest rate of 6% and matures on June 01, 2025.

On June 20, 2023 the Company received $8,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The note bears an interest rate of 6% and matures on June 20, 2025.

A summary of value changes to the notes for the nine months ended June 30, 2023, and the year ended September 30, 2022 is as follows:

	June 30, 2023	September 30, 2022

Carrying value of Convertible Notes	$134,732	$45,000
Convertible notes issued	202,000	267,963
Less: Conversion of principal	-	-
Less: debt discount	202,000	79,236
Add: amortization of discount	170,315	89,732
Carrying value of Convertible Notes, net	$305,047	$134,732

Note 9 - Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at June 30, 2023 and September 30, 2022. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

	June 30, 2023	September 30, 2022

Shares of common stock issuable upon exercise of debt	52,484,033	32,900,000
Estimated market value of common stock on measurement date	$0.04	$1.00
Exercise price	$0.01-0.95	$0.01
Risk free interest rate (1)	4.05-4.25%	4.05-4.25%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	236.81%	64.21%
Expected exercise term in years (4)	0.80 - 2.00	0.60- 1.00

(1)	The risk -free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

(4)	The exercise term is the remaining contractual term of the convertible instrument at the valuation date.

The change in fair values of the derivative liabilities related to the Convertible Notes for the nine months ended June 30, 2023 is summarized as:

	Fair value at June 30,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$788,065	$-	$-	$788,065

Derivative Liability
Derivative liability as of September 30, 2022	$3,296,143
Change in fair value of derivative liability	(2,787,303)
Addition of new derivative liability	279,226
Derivative liability as of June 30, 2023	$2,203,855

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$3,296,143
Day one gains/(losses) on valuation	(77,227)
Gains/(losses) from the change in fair value of derivative liability	(2,430,851)
Change in fair value of derivative liability at the end of the period	$788,065

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

As of June 30, 2023 and September 30, 2022, a total of 47,994,825 shares of common stock with par value $0.001 remain outstanding, respectively.

Note 12 - Subsequent Events

For the period July 01, 2023 thru August 17, 2023, the Company received $14,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty-trading day period ending on the latest complete trading day prior to the conversion date, the 30 days. The note bears an interest rate of 6% and matures 24 months from the date of issuance.

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

Results of Operations

For the three months ended June 30, 2023 and 2022

For the three months ended June 30, 2023 and 2022, we incurred operating expenses of $55,989 and $306,073, respectively. The decrease in operating expenses during the three months ended June 30, 2023 as compared to the comparable period ended June 30, 2022 is primarily attributable to an reduction in stock compensation due to the departure of former executives as well as no impairment loss occurring during the current quarter. Compared to both these costs being present during the three months ended June 30 2022.

Net Income/Loss

For the three months ended June 30, 2023, we incurred net income of $1,328,262, as compared to a net loss of $5,315,484  during the comparable period ended June 30, 2022. This is attributable to a decrease in the value of the derivative liability by $6,485,403 during the three months ended June 30, 2023.

For the nine months ended June 30, 2023 and 2022

For the nine months ended June 30, 2023 and 2022, we incurred operating expenses of $284,343 and $781,288, respectively. The decrease in operating expenses during the nine months ended June 30, 2023 as compared to the comparable period ended June 30, 2022 is primarily attributable to an reduction in professional fees and stock compensation due to the departure of former executives as well as no impairment loss occurring during the current quarter. Compared to both these costs being present during the nine months ended June 30, 2022.

Net Income/Loss

For the nine months ended June 30, 2023, we incurred net income of $2,175,300, as compared to a net loss of $1,338,221  during the comparable period ended June 30, 2022. This is attributable to a increase in the value of the derivative liability by $3,285,224 during the nine months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2023, we have $60,994 in current assets and $2,621,109, in current liabilities. We had $54,679 in cash and our working capital deficit was $3,910,635.

Cash Flows:

	For the Nine Months Ended June 30, 2023	For the Nine Months Ended June 30, 2022
	(Unaudited)
Cash Flows Used in Operating Activities	$(161,480)	$(448,032)
Cash Flows Used in Investing Activities	-	(98,500)
Cash Flows Provided by Financing Activities	203,450	549,763
Net change in cash	$41,970	$3,231

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed consolidated financial statements for the nine months ended June 30, 2023, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting,  as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Guskin Gold Corp.

Date: August 21, 2023	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: August 21, 2023	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

