Form 10-K
period 2023-09-30
Guskin Gold Corp.
filed 2024-01-18
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: September 30, 2023

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

As of March 31, 2023 (last business day of the registrant’s most recently completed second fiscal quarter), based upon the last reported trade on that date ($0.41), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $69,592,496.

As of January 15, 2024, there were 47,994,825 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

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

ITEM 1. BUSINESS.

Corporate History

Guskin Gold Corp., a Nevada Corporation (the “Company”, “Guskin”, “we”, and “us”), was incorporated in the State of Nevada in February 2010, as Inspired Builders, Inc. We previously focused on repairing and providing home improvements for homeowners and then acquiring, investing in, developing, and managing real estate properties and related investments. On August 15, 2017, pursuant to another change in control transaction we ceased all operations as a real estate company.

On January 16, 2020, Santa Alba, LLC, our former majority shareholder, sold 956,440 shares of common stock to Custodian Ventures, LLC for an aggregate purchase price of $145,000. At this point there was a change of control of the Company and Kai Ming Zhao resigned as President, Secretary, Treasurer and Director and David Lazar was appointed as President, Secretary, Treasurer and Director.

On April 30, 2020, Custodian Ventures, LLC, a Wyoming limited liability company (“CVL”) and the Company entered into a Stock Purchase Agreement (“Agreement”) with U Green Enterprise, a Ghana corporation (the “Purchaser”). The Agreement closed upon execution on April 30, 2020. Pursuant to the Agreement, CVL agreed to sell and Purchaser agreed to purchase 956,440 restricted common stock shares of the Company (the “Shares”), representing approximately 94.6% of the Company’s outstanding shares of common stock. The Agreement resulted in a change of control of the Company and David Lazar resigned effective immediately as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director and Edward Somuah was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and sole director.

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

On September 22, 2020 (the “Closing Date”), the transactions contemplated by the Share Exchange Agreement closed (“Closing”).

Concurrent with the Closing, the Company’s Board of Directors, having received the written consent of shareholders holding a majority of the Company’s outstanding shares of common stock, approved: (i) an amendment to the Company’s Articles of Incorporation to change the Company’s name from Inspired Builders, Inc. to Guskin Gold Corp. (the “Corporate Name Change”); and (ii) a change to the Company’s OTC trading symbol from ISRB to GUSK (the “Symbol Change”). The Corporate Name Change and Symbol Change (to GKIN) became effective December 4, 2020.

The foregoing description of the Share Exchange Agreement is qualified in its entirety by the complete copy of the Share Exchange Agreement, which was filed with the SEC on September 8, 2020, as part of our Current Report on Form 8-K as Item 10.01 and is incorporated by reference herein.

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

Risk management

We will intend to establish, maintain, and evolve our risk management frameworks, systems, policies, standards, and procedures to effectively manage financial, health, safety, environment, community and other operational risks and where those risks could have a material impact on the Company’s businesses and operations, formulating strategies for mitigating these risks for consideration by the Board.

Current Operations – Ghana, West Africa

Our business activity is the early-stage development of a business focusing on the acquisition of gold properties, and the exploration and potential development of gold mining operations in Africa, specifically focused currently in the Republic of Ghana, West Africa. Ms. Asante, our CEO has traveled to Ghana seven times over the past 18 months, for the purpose of meeting with geologist, attorneys, and other qualified individuals in furtherance of identifying potential acquisition properties in Ghana and the subsequent exploration of these projects, if any, and the further development of these projects with the potential goal of attaining production of gold in Ghana. Ghana is a well-known mining jurisdiction with a long history of gold production and a highly trained workforce. The mining tenure, royalty, and tax laws are stable and well legislated. While the Company’s current focus is in Ghana, we are actively seeking out opportunities throughout the continent of Africa.

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

On February 7, 2022, Guskin Gold Corp., enter into that certain Joint Venture & Partnership Agreement (the “Ensuro JV Agreement”) by and through Guskin Gold Ghana Ltd., a company incorporated under the Laws of the Republic of Ghana, and the Corporation’s wholly owned subsidiary, (collectively, Guskin Gold Corp. and its subsidiary Guskin Gold Ghana Ltd. shall be referred to hereinafter as the “Company”) with Ensuro Group of Companies Limited, a company incorporated under the Laws of the Republic of Ghana (the “Ensuro”). The Ensuro JV Agreement sets forth the terms and conditions of an unincorporated joint venture and partnership (the “Partnership”) between the parties relating to precious metal, minerals, and mining exploration activities in the Country of Ghana. Per the Agreement DCL shall grant the Corporation an exclusive seventy (70%) percent ownership interest in that certain project, located in the Country of Ghana in which DCL has an interest known as the Tepa Concession (the “Tepa Concession”) which covers a total surface area of fifty (50) acres and is located in the Ashanti Region of Ghana in exchange the Corporation shall provide all such financing necessary to exploit the Tepa Concession in accordance with a preapproved work program and budget. Additionally, the Corporation shall pay to Ensuro an access fee of Three Hundred Thousand (GH₵300,000) Ghana Cedi upon execution of the Ensuro JV Agreement (the “Access Fee”). The Access Fee shall be treated as a loan to Ensuro which will be repaid from the initial monies earned form the exploration, development, or exploitation of the Tepa Concession. The specific terms and conditions relating to the operations of the Tepa Concession are set forth in that certain Operating Agreement (“Operating Agreement”), which is attached to the JV Agreement as Schedule A.

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

Soil Sampling

Obtaining and storing a small amount of soil for visual inspection and laboratory testing for the determination of the soil unit geological provenance, characteristics, and geotechnical engineering design parameters

Trenching

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

Quality Assurance Quality Control (QAQC)

A good Quality Assurance Quality Control program will identify problems in the sampling and analyses stream so that they may be fixed as soon as possible. QAQC will be designed and implemented to accompany all datasets during the exploration program especially during the drilling phase. The objective of the QAQC implementation is largely to ensure general sample quality as well as guaranteed results at all stages of drilling. It is a best practice that every drill database be accompanied by a sound QAQC program as a stamp of authority at all times. To this end, there is a huge responsibility to the technical (geological) team to ensure that human errors are reduced to the barest minimal and that will pave way to be able to monitor the laboratory in an effective manner.

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

Rights in Ghana

The Constitution of Ghana vests title in every mineral in its natural state to the Government of Ghana. The exercise of any mineral right in the form of reconnaissance, exploration, or exploitation of any mineral in Ghana requires an appropriate license or mineral right to be issued by the Government of Ghana acting through the Minister responsible for Lands and Natural Resources. The Minister responsible for Lands and Natural Resources administers, promotes, and regulates Ghana’s mineral wealth through the Minerals Commission, a governmental organization designed in accordance with the Minerals Commission Act 1993 (Act 450) and the Minerals and Mining Act 2006 (“2006 Mining Act”).

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

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development, and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

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

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of Ghana, the United States, and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring, or developing profitable gold or mineral properties or interests, and we cannot give any assurance that suitable gold or mineral properties or interests will be available for our acquisition, exploration, or development. Despite this, we hope to compete successfully in the gold or mineral industry by:

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

Company’s Common Stock

Our common stock trades on the OTC Pink Market Place under the symbol “GKIN.” On December 3, 2020, FINRA to declared effective our corporate action to change the Company’s OTC trading symbol from ISRN to GKIN and change our name to “Guskin Gold Corp.” from Inspired Builders, Inc. Trading under the new ticker symbol began at market opening December 4, 2020. The Company’s CUSIP is 40330L100.

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

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Description of Securities

Our authorized capital stock consists of 250,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock of which NIL have been designated.

Common Stock

Of the authorized common stock, 47,994,825 shares are outstanding as of September 30, 2023, and 51,201,265 as of September 30, 2022. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption, or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Nevada corporate law. The holders of our common stock do not have cumulative voting rights, which mean that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully- paid and nonassessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Pink Market Place under the symbol “GKIN.” On December 3, 2020, FINRA to declared effective our corporate action to change the Company’s OTC trading symbol from ISRN to GKIN and change our name to “Guskin Gold Corp.” from Inspired Builders, Inc. Trading under the new ticker symbol began at market opening December 4, 2020. The Company’s CUSIP is 40330L100.

The following table sets forth the high and low closing prices for the Company’s Common Stock per quarter as reported by the OTC Bulletin Board for the quarterly periods indicated below based on its fiscal year end of September 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
June 30, 2022	$2.45	$1.39
September 30, 2022	$1.00	$0.87
December 31, 2022	$0.62	$0.48
March 31, 2023	$0.50	$0.41
June 30, 2023	$0.05	$0.03
September 30, 2023	$0.06	$0.05

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

Stockholders

As of December 31, 2023, we had 60 holders of record of our Common Stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended September 30, 2023. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day-to-day operations. However, this could impact our operations as other businesses have had to adjust, reduce, or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

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

Results of Operations

For the Fiscal Year Ended September 30, 2023 and for Fiscal Year Ended September 30, 2023.

For the fiscal year ended September 30, 2023, we incurred operating expenses of $373,570. For the fiscal year ended September 30, 2022, we incurred operating expenses of $989,467. The decrease in operating expenses is attributable to the reduction in stock-based compensation as a result of the decrease in stock price.

Net Loss

For the fiscal year ended September 30, 2023, we incurred net income of $1,985,803. For the fiscal year ended September 30, 2022, we incurred net loss of $6,928,874. The decrease in net income is attributable to the decrease in derivative value resulting in a reduction in the gain on derivative value from$8,041,824 during the fiscal year ended September 30, 2022 down to approximately $2,810,681 during the fiscal year ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, we have $10,077 in current assets and $2,737,341 in current liabilities. We had $467 in cash and our working capital deficit was $2,569,438. As of September 30, 2022, we have $21,290 in current assets and $4,823,480 in current liabilities. We had $12,710 in cash and our working capital deficit was $4,802,191.

Cash Flows:

	For the Fiscal Year Ended September 30, 2023	For the Fiscal Year Ended September 30, 2022
Cash Flows Used in Operating Activities	$(227,192)	$(599,790)
Cash Flows Used in Investing Activities	-	(145,307)
Cash Flows Provided by Financing Activities	214,950	751,763
Net change in cash	$(12,242)	$6,666

Cash Flows Used in Operating Activities

We used $205,564 of cash in our operating activities during the fiscal year ended September 30, 2023. These are attributable to our net income adjusted by the non-cash items of $74,005 for the fair value of shares issued for services, $220,300 for amortization of debt discount, $2,810,680 change in fair value of derivative liability, day one loss on derivate of $77,225, $60,000 of in-kind contribution of services and $29,114 of depreciation expense. We used $599,790 of cash in our operating activities during the fiscal year ended September 30, 2022. These are attributable to our net income adjusted by the non-cash items of $329,500 for the fair value of shares issued for services, $89,732 for amortization of debt discount, $8,041,824 change in fair value of derivative liability and $60,000 of in-kind contribution of services and $10,050 of depreciation expense.

Cash Flows Provided by Investing Activities

We used $0 cash investment in machinery and equipment during the fiscal year ended September 30, 2023. We used $145,307 cash investment in machinery and equipment during the fiscal year ended September 30, 2022.

Cash Flows Provided by Financing Activities

We received a total of $214,950 in financing, consisting of $109,590 from notes payable, $216,000 from convertible notes, and repayment of notes payable of $109,000 and $1,640 related to related party debt during the fiscal year ended September 30, 2023. We received a total of $751,763 in financing, consisting of $4,300 from the issuances of loans payable from related parties, $404,500 from notes payable, $267,963 from convertible notes, and a common stock subscriptions in the amount of $75,000 during the fiscal year ended September 30, 2022.

Going Concern and Management’s Liquidity Plans

As reflected in the accompanying consolidated financial statements, the Company has a net income of $1,985,803 for the fiscal year ended September 30, 2023. In addition, the Company has an accumulated deficit of $4,510,064 and a working capital deficit of $2,516,036 as of September 30, 2023.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of September 30, 2023, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended September 30, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Address of Beneficial Owner Directors and Officers:	AGE	Position	Date of Appointment
Naana Asante	47	CEO, President, Secretary and Director	September 22, 2020 (1)
Mario Beckles	50	CFO and Treasurer	July 13, 2021
Samuel “Jojo” Andrews	47	Director	November 10, 2021

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

Mario Beckles- Mr. Beckles has over 25 years of experience in financial reporting, financial accounting, tax and audit works. Mr. Beckles areas of expertise include, inter alia, information technology and retail. He began his career as a Senior Auditor with Deloitte and has since held positions as CFO of First Liberty Power Corp, a publicly traded mining company (FLPC), was a Partner at Jersey Fortress Capital Partners, a boutique investment banking firm or was a Senior Financial Reporting Analyst with SimplexGrinnell, a $2B Fire & Security Contractor. Mr. Beckles has operated Beckles & Co., an accounting, tax and business advisory company, for the past five years, and has been Chief Financial Officer of Boatim Inc. (OTC:BTIM) since March 2021. Mr. Beckles is a member of the American Institute of Certified Public Accountants and holds a CPA license with the state board of Florida.

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

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation, or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)(2)	Total ($)
Naana Asante(3) CEO, President & Director	2023	NIL	NIL	NIL
	2022	NIL	NIL	NIL
	2021	NIL	NIL	NIL
Mario Beckles (4)	2023	NIL	NIL	NIL
	2022	NIL	NIL	NIL
	2021	-	-	-
Edward Somuah(5) Former CEO, CFO, Secretary & Director	2023	-	-	-
	2022	NIL	NIL	NIL
	2021	NIL	NIL	NIL
David Lazar(6) Former CEO, CFO, Secretary & Director	2023	-	-	-
	2022	-	-	-
	2021	NIL	NIL	NIL

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

Indebtedness of Directors, Senior Officers, Executive Officers, and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2023, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of December 31, 2023, there were 47,994,825 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class%(2)
Naana Asante, CEO and Director(3)	26,000,000	54.17%
Mario Beckles	-	-
Samuel Andrews	-	-

All Directors and Executive Officers as a Group	26,000,000	54.17%
5%+ Shareholders
Diego Manfredi(4) Fracc Selvanova M 7 L20 Calle Areno, No Ext Depto 703-1 Condominio Coto 7 CP 77723 Zona Urbana B, Solidaridad	3,250,000	6.77%
Participator Ventures, Inc.(5) 1 King West, Suite 2209 Toronto, Ontario, M5H 1A1 Canada	3,000,000	6.25%
Confederate Capital LLC(6) 401 Ryland street. STE 200-A Reno NV 89502	3,500,000	7.29%
1623662 Alberta Inc.(7) 12 Strathbury Place SW Calgary AB T3H 1M7	2,500,000	5.29%

____________

(1)

Applicable percentage of ownership is based on 47,994,825 shares of common stock outstanding on December 31, 2023. Unless otherwise stated, all shareholders can be reached at mailing address 4500 Great America Parkway, PMB 38, Ste 100, Santa Clara, CA 95054

(2)

 Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2023.

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

During the fiscal year ended September 30, 2022, the Company repaid $4,000 against the outstanding balance of the note. During the fiscal year ended September 30, 2023, the Company repaid $7,375 against the outstanding balance of the note. As of September 30, 2023, and September 30, 2022, a total of $109,321 and $134,007 remains outstanding, respectively. As of September 30, 2023, and September 30, 2022, the Company recorded accrued interest expense of $6,788 and $4,195, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. During the fiscal year ended September 30, 2023, the Company recorded accrued interest expenses of $235. As of September 30, 2023, and September 30, 2022, the Company recorded accrued interest expenses of $784 and $549, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement, a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of September 30, 2023, and September 30, 2022, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of September 30, 2023, and September 30, 2022, the accrued interest was $1,161 and $736, respectively.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by BF Borgers, for the fiscal periods shown.

	For the Fiscal years ended
	September 30, 2023	September 30, 2022
Audit Fees	$38,480	$38,480
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$38,480	$38,480

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

Audit-Related Fees are fees for assurance and related services by the principal accountant that are traditionally performed by the principal accountant, and which are reasonably related to the performance of the audit or review of the registrant’s financial statements and fees attributed to the audit of Guskin Gold Corp., our wholly owned subsidiary.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended September 30, 2023, and for the fiscal year ended September 30, 2022. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	Consolidated Financial Statements:

Page
Report of Independent Registered Accounting Firm	F-1
Consolidated Balance Sheet as of September 30, 2023 and September 30, 2022	F-2
Consolidated Statement of Operations for the fiscal year ended September 30, 2023 and for the fiscal year ended September 30, 2022	F-3
Consolidated Statement of Changes in Shareholders’ Deficit for the fiscal year ended September 30, 2023 and for the fiscal year ended September 30, 2022	F-4
Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2023 and for the fiscal year ended September 30, 2022	F-5
Notes to Consolidated Financial Statements	F-6

(b)	Exhibits:

The following exhibits are included with this report.

3.1	Articles of Incorporation and Certificate of Correction(1)

3.2	By-Laws(1)

3.3	Certificate of Amendment to Articles of Incorporation, dated December 18, 2017.(1)

3.4	Certificate of Amendment to Articles of Incorporation, dated November 30, 2020(1)

10.1	Stock Purchase Agreement dated April 30, 2020 between U Green and Custodian Ventures(1)

10.2	Share Exchange Agreement, dated September 3, 2020(1)

10.3	Joint Venture Agreement by and between Guskin Gold Corp. and Africa Exploration & Minerals Group Limited dated June 1, 2021. (1)

10.4	Joint Venture and Partnership Agreement by and between Guskin Gold Ghana Ltd and Danampco Company Ltd., effective January 24, 2022(1)

10.5	Joint Venture and Partnership Agreement by and between Guskin Gold Ghana Ltd and Ensuro Group of Companies Limited., effective February 7, 2022(1)

10.6	Bonsu Release and Settlement Agreement, dated October 21, 2021(1)

10.7	Somuah Release and Settlement Agreement, dated October 21, 2021 (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(2)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 ____________

(1)	Previously Filed
(2)	Filed Herewith

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

Guskin Gold Corp.

Date: January 17, 2024	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: January 17, 2024	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Guskin Gold Corp.

Date: January 17, 2024	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer and Director

Date: January 17, 2024	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer) and Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Guskin Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guskin Gold Corporation as of September 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

January 16, 2024

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$467	$12,710
Prepaid expenses	9,610	8,580
Total current assets	10,077	21,290

Fixed Assets, net	157,836	186,950
Total non current assets	157,836	186,950
TOTAL ASSETS	$167,913	$208,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$382,019	$243,948
Loan payable – Related Party	152,017	153,657
Convertible notes payable (net of unamortized discount)	355,032	134,732
Notes payable	412,590	412,000
Stock based compensation payable	657,005	583,000
Derivative liability	778,688	3,296,143
TOTAL LIABILITIES	2,737,351	4,823,480

Commitments and Contingencies (See Note 11)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 47,994,825 shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	47,995	47,995
Additional paid in capital	1,946,034	1,886,034)
Accumulated deficit	(4,563,467)	(6,549,269)
Stock subscription receivable	-	-
TOTAL STOCKHOLDERS’ DEFICIT	(2,569,438)	(4,615,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$167,913	$208,239

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For Fiscal Year Ended	For Fiscal Year Ended
	September 30, 2023	September 30, 2022

Operating Expenses:
Stock based compensation	$74,005	$329,500
Professional fees	62,327	457,215
General and administrative expenses	208,123	188,752
Impairment	-	14,000
Total Operating Expenses	373,570	989,467

Loss from operations	(373,570)	(989,647)

Other Income (Expense)
Change in fair value of derivative	2,810,680	8,041,824
Interest expense	(231,008)	(45,169)
Amortization of discount	(220,300)	(89,732)
Other income	-	11,419
Total other income (expense)	2,359,373	7,918,341

Net income before income tax provision	1,985,803	6,928,874
Provision for income tax	-	-

Net income	$1,985,803	$6,928,874

Net income per common share
Basic and diluted	$0.04	$0.14
Weighted average common shares outstanding
Basic and diluted	47,994,825	49,539,251

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

	Common Stock			Stock
	Shares	Par Value	Capital Deficiency	subscription receivable	Accumulated Deficit	Total

Balance - September 30, 2021	51,201,265	$51,201	$1,822,827	$(75,000)	$(13,478,143)	$(11,679,115)

Common stock cancelled	(3,206,440)	(3,206)	3,206			-
Common stock subscriptions received	-			75,000		75,000
In-kind contribution of services			60,000			60,000
						-
Net income	-	-	-	-	6,928,874	6,928,874
Balance - September 30, 2022	47,994,825	$47,995	$1,886,033	$(75,000)	$(6,549,269)	$(4,615,241)

Common stock subscriptions received	-	-	-	75,000		75,000

In-kind contribution of services			60,000			60,000

Net income	-	-	-	-	1,985,803	1,985,803
Balance - September 30, 2023	47,994,825	$47,995	$1,946,033	$-	$(4,563,467)	$(2,569,438)

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

	For the Fiscal Year Ended	For the Fiscal Year Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$1,985,803	$6,928,874
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	220,300	89,732
Change in fair value of derivative liability	(2,810,680)	(8,041,824)
In-kind contribution of service	60,000	60,000
Common stock issued for services	74,005	329,500
Day one loss on derivative	77,225
Depreciation expense	29,114	10,500
Changes in operating assets and liabilities:
Prepaid expense	(1,030)	(3,580)
Accounts payable and accrued expenses	138,070	27,457
Net Cash Used in Operating Activities	(227,192)	(599,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Mining equipment purchase	-	(145,307)
Investment in mineral rights	-	-
Net Cash Provided by Investing Activities	-	(145,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	-	4,300
Proceeds from notes payable	109,590	404,500
Proceeds from convertible note payable	216,000	267,963
Repayment of loan payable – related party	(1,640)	-
Repayment of promissory note payable	(109,000)	-
Common stock subscriptions	-	75,000
Net Cash Provided by Financing Activities	214,950	751,763

NET CHANGE IN CASH	(12,242)	6,666

CASH - BEGINNING OF PERIOD	12,710	6,044
CASH - END OF PERIOD	$467	$12,710

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$-	$-
Convertible notes payable converted to common stock	$-	$-
Derivative liability extinguished upon conversion of convertible notes	$-	$-
Recapitalization – reverse merger	$-	$-
Investment in mineral rights	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

FKA INSPIRED BUILDERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

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

Note 2 – Summary of significant accounting policies

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at September 30, 2023.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $467 at September 30, 2023 and $12,710 cash equivalents at September 30, 2022. As of September 30, 2023, $0 was held with an escrow agent.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of September 30, 2023, the Company had $355,032 in convertible debt which if exercised would convert into 57,420,000 and as of September 30, 2022, and $134,732 in convertible debt which if exercised would convert into 32,900,000 shares of common stock.

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

Fair Value of Financial Investments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and 2023.

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

We account for derivative liability at fair value on a recurring basis under level 3 at September 30, 2023 and 2022 (see Note 9).

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2023 and 2022, the Company had a derivative liability of $746,914 and $3,296,143, respectively.

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

Note 4 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net income of $1,985,803 and net income of $6,928,874 for the fiscal year ended September 30, 2023 and for fiscal year ended September 30, 2022, respectively. In addition, the Company has accumulated deficit of $4,563,467 and $6,549,269 and working capital deficit of $2,569,438 and $4,835,024 as of September 30, 2023 and 2022, respectively.

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

Note 6 – Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2022, the Company repaid $4,000 against the outstanding balance of the note. During the fiscal year ended September 30, 2023, the Company repaid $7,375 against the outstanding balance of the note. As of September 30, 2023 and September 30, 2022, a total of $109,321 and $134,007 remains outstanding, respectively. As of September 30, 2023 and September 30, 2022, the Company recorded accrued interest expense of $6,788 and $4,195, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.5%. During the fiscal year ended September 30, 2023, the Company recorded accrued interest expenses of $235. As of September 30, 2023 and September 30, 2022, the Company recorded accrued interest expenses of $784 and $549, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of September 30, 2023, and September 30, 2022, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.5% and is payable one year from the date of signing. As of September 30, 2023 and September 30, 2022, the accrued interest was $1,161 and $736, respectively.

Note 7 – Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of June 30, 2022, and September 30, 2021, $7,500 of note payable remains outstanding. As of September 30, 2023 and September 30, 2022, the accrued interest was $567 and $427, respectively.

On May 25, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $100,000 of note payable remains outstanding. On December 15, 2022, the Company repaid this loan in full including accrued interest of $15,000. As of September 30, 2023, $0 of notes payable remains outstanding.

On May 31, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2023, $100,000 of note payable remains outstanding. As of September 30, 2023 and September 30, 2022, the accrued interest was $40,583 and $10,167, respectively.

On June 24, 2022, the Company entered into a promissory note agreement with a third party in the amount of $10,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $10,000 of note payable remains outstanding. As of September 30, 2023 and September 30, 2022, the accrued interest was $3,858 and $817, respectively.

On June 30, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of September 30, 2023 and September 30, 2022, the accrued interest was $7,617 and $1,533, respectively.

On July 18, 2022, the Company entered into a promissory note agreement with a third party in the amount of $40,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $40,000 of note payable remains outstanding. As of September 30, 2023 and September 30, 2022, the accrued interest was $14,633 and $2,467, respectively.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of September 30, 2023 and September 30, 2022, the accrued interest was $7,133 and $1,050, respectively.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $22,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $22,000 of note payable remains outstanding. As of September 30, 2023 and September 30, 2022, the accrued interest was $7,846 and $1,155, respectively.

On August 15, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $100,000 of note payable remains outstanding. As of September 30, 2023 and September 30, 2022, the accrued interest was $34,250 and $3,834, respectively

On October 08, 2022, the Company entered into a promissory note agreement with a third party in the amount of $45,100. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $45,100 of note payable remains outstanding. As of September 30, 2023, the accrued interest was $13,417.

On December 28, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2022, $20,000 of note payable remains outstanding. As of September 30, 2023, the accrued interest was $12,585.

On February 25, 2023, the Company entered into a promissory note agreement with a third party in the amount of $9,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%.  On March 01, 2023, the Company repaid this loan in full of $9,000. As of September 30, 2023, $0 of note payable remains outstanding. As of September 30, 2023, the accrued interest was $50.

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

For the period ended September 30,	2023	2022
Book income for the year	$1,985,803	$6,928,874

Temporary differences:
Accrued interest	231,008	45,169
Accounts payable and accrued expenses	382,018	28,700

Permanent differences:
Depreciation	29,114	-
Stock based compensation	329,500	328,900
Amortization of debt discount	(220,300)	(89,732)
Change in derivative liability	(2,810,681)	(8,041,824)
Tax loss for the year	(73,538)	(799,912)

Estimated effective tax rate	21%	21%
Deferred tax asset	$(15,443)	$(167,982)
Less: Valuation allowance	15,443	7,486
Net Deferred tax asset	$-	$(160,496)

Rate Reconciliation:

Federal income tax at statutory rate	$417,019	$1,455,064
Temporary difference	128,735	15,513
Permanent difference	(567,311)	(1,638,558)
Change in Valuation Allowance	15,443	7,486
	$(6,114)	$(160,496)

The tax period since inception is open for examination by taxing authorities through 2026.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that because of various stock issuances used to finance its operations, an ownership change as defined in the provisions of Section 382 of the IRC occurred on September 22, 2020. Such ownership change resulted in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company estimates that $950,000 of its NOL carryforwards were effectively eliminated under Section 382 for federal income tax purposes. A portion of the remaining NOL carryforwards limited by Section 382 will become available each year. Limitations on NOL carryforwards relating to change in ownership may be imposed during the year ended September 30, 2023. The Company’s Section 382 estimated analysis has not been completed through September 30, 2022.

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

On July 20, 2023 the Company received $14,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The note bears an interest rate of 6% and matures on July 20, 2025.

A summary of value changes to the notes for the fiscal year ended September 30, 2023, and 2022 is as follows:

	September 30, 2023	September 30, 2022

Carrying value of Convertible Notes	$134,732	$45,000
Convertible notes issued	216,000	267,963
Less: Conversion of principal	-	-
Less: debt discount	216,000	267,963
Add: amortization of discount	220,300	89,732
Carrying value of Convertible Notes, net	$355,032	$134,732

Note 10 – Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at September 30, 2023. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

	September 30, 2023	September 30, 2022

Shares of common stock issuable upon exercise of debt	57,429,485	32,900,000
Estimated market value of common stock on measurement date	$2.50	$1.00
Exercise price	$0.01	$0.01
Risk free interest rate (1)	5.01–5.47%	4.05–4.25%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	227.30%	227.30%
Expected exercise term in years (4)	1.00 – 2.00	0.60 – 1.00

(1)	The risk –free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

The change in fair values of the derivative liabilities related to the Convertible Notes for the fiscal year ended September 30, 2023 is summarized as:

	Fair value at September 30,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$778,688	$-	$-	$778,688

Derivative Liability
Derivative liability as of September 30, 2022	$3,296,143
Change in fair value of derivative liability	(2,873,230)
Addition of new derivative liability	355,775
Derivative liability as of September 30, 2023	$778,688

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$8,041,824
Day one gains/(losses) on valuation	77,225
Gains/(losses) from the change in fair value of derivative liability	(5,308,369)
Change in fair value of derivative liability at the end of the period	$2,810,680

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

The change in fair values of the derivative liabilities related to the Convertible Notes for the fiscal year ended September 30, 2022 is summarized as:

	Fair value at September 30, 2022	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability	$3,296,143	$-	$-	$3,296,143

Derivative Liability
Derivative liability as of September 30, 2021	$11,070,004
Change in fair value of derivative liability	(8,153,029)
Addition of new derivative liability	379,167
Derivative liability as of September 30, 2022	$3,296,143

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at September 30, 2021	$11,070,004
Day one gains/(losses) on valuation	111,204
Gains/(losses) from the change in fair value of derivative liability	(7,885,065)
Change in fair value of derivative liability at September 30, 2022	$3,296,143

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

As of September 30, 2023 and September 30, 2022, a total of 47,994,825 shares of common stock with par value $0.001 remain outstanding.

Note 13 – Subsequent Event

On October 06, 2023, the Company received $1,975 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty-trading day period ending on the latest complete trading day prior to the conversion date, the 30 days. The note bears an interest rate of 6% and matures 24 months from the date of issuance.

