Form 10-Q
period 2023-12-31
Guskin Gold Corp.
filed 2024-04-08
CIK 1509786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2023

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

The number of shares of registrant’s common stock outstanding as of April 5, 2024 was 47,994,825.

FORM 10-Q

GUSKIN GOLD CORP.

December 31, 2023

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K which was filed with the SEC on January 18, 2024 (the “10-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

GUSKIN GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$4,449	$58,153
Prepaid expenses	14,020	8,580
Total current assets	18,469	21,290

Fixed Assets, net	150,497	186,950
Total non current assets	150,497	186,950
TOTAL ASSETS	$168,966	$208,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$485,462	$243,948
Loan payable – Related Party	152,057	153,657
Convertible notes payable (net of unamortized discount)	484,155	134,732
Notes payable	412,590	412,000
Stock based compensation payable	659,420	583,000
Derivative liability	367,799	3,296,143
TOTAL LIABILITIES	2,561,483	4,823,480

Commitments and Contingencies (See Note 10)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 47,994,825 shares issued and outstanding at December 31, 2023 and September 30, 2023	47,995	47,995
Additional paid in capital	1,961,034	1,886,034
Accumulated deficit	(4,401,546)	(4,498,561)
TOTAL STOCKHOLDERS’ DEFICIT	(2,392,517)	(2,569,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$168,966	$208,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)

Operating Expenses:
Stock based compensation	$2,415	$28,500
Professional fees	29,139	30,440
General and administrative expenses	48,741	38,934
Total Operating Expenses	80,296	97,874

Loss from operations	(80,296)	(97,874)

Other Expense
Change in fair value of derivative	444,889	306,145
Other income	-	-
Amortization of discount	(129,123)	(81,524)
Interest expense	(73,551)	(25,067)
Total other expense	242,216	199,554

Net income(loss) before income tax provision	161,921	101,680
Provision for income tax	-	-

Net income	$161,921	$101,680

Net loss per common share
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding
Basic and diluted	47,994,825	47,994,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended December 31, 2023

	Common Stock			Stock
	Shares	Par Value	Capital Deficiency	subscription receivable	Accumulated Deficit	Totals
Balance - September 30, 2023	47,994,825	$47,995	$1,946,034	$-	$(4,563,467)	$(2,569,438)

In-kind contribution			15,000			15,000

Net income	-	-	-	-	161,921	161,921
Balance - December 31, 2023	47,994,825	$47,995	$1,961,034	$-	$(4,401,546)	$(2,392,517)

For the Three Months ended December 31, 2022

	Common Stock			Stock
	Shares	Par Value	Capital Deficiency	subscription receivable	Accumulated Deficit	Totals
Balance - September 30, 2022	47,994,825	$47,995	$1,886,034	$-	$(6,549,269)	$(4,615,241)

In-kind contribution			15,000			15,000

Net income	-	-	-	-	101,680	101,680
Balance - December 31, 2022	47,994,825	$47,995	$1,901,034	$-	$(6,447,590)	$(4,498,561)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$161,921	$101,680
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	129,123	81,524
Change in fair value of derivative liability	(448,659)	(306,145)
Day one loss on derivative	3,769	-
In-kind contribution of service	15,000	15,000
Common stock issued for services	-	28,500
Depreciation expense	7,338	7,338

Changes in operating assets and liabilities:
Prepaid expense	(4,410)	(7,105)
Accounts payable and accrued expenses	103,485	34,751
Liability to be settled with stock	2,415	-
Net Cash Used in Operating Activities	(30,018)	(44,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt, net of repayment	-	800
Common stock subscription	-	-
Repayment of promissory notes	-	(100,000)
Proceeds from promissory notes	-	65,100
Proceeds from convertible note payable	34,000	124,000
Net Cash Provided by Financing Activities	34,000	89,900

NET CHANGE IN CASH	3,982	45,443

CASH - BEGINNING OF PERIOD	467	12,710
CASH - END OF PERIOD	$4,449	$58,153

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable	$-	$-
Convertible notes payable converted to common stock	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUSKIN GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

 AND FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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

On September 3, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with GGC, and the controlling stockholders of GGC (the “GGC Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired One Hundred Percent (100%) the issued and outstanding equity interest of GGC from the GGC Shareholders (the “GGC Shares”) and in exchange the Company issued to GGC an aggregate of Twenty-Eight Million Two Hundred Thousand 28,200,000 shares of restricted common stock of the Company.

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GGC and Guskin Gold Ghana #1 Limited from June 02, 2021, inception date. All intercompany accounts, balances and transactions have been eliminated in the consolidation as at December 31, 2023.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash and cash equivalents. There were cash equivalents of $4,449 at December 31, 2023 and $58,153 cash equivalents at September 30, 2023.

Earnings (Loss) per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of December 31, 2023, the Company had $484,155 in convertible debt which if exercised would convert into 60,532,976 and as of September 30, 2023, and $355,032 in convertible debt which if exercised would convert into 57,429,485 shares of common stock.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2023 and September 30, 2023, the Company had a derivative liability of $367,799 and $778,688, respectively.

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

Note 4 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has net income of $161,921 and $101,680 for the three months ended December 31, 2023 and December 31, 2022, respectively. In addition, the Company has accumulated deficit of $4,401,546 and $4,498,561 and working capital deficit of $2,392,518 and $2,569,438 as of December 31, 2023 and September 30, 2023, respectively.

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

Note 6 - Loans Payable - Related Party and Related Party Transactions

On June 1, 2020, the Company entered into a loan agreement with Naana Asante, our Chief Executive Officer, in the amount of $1,630 for expenses paid for on behalf of the company. On June 18, 2020, the Company received an additional $4,500 from Naana Asante for expenses paid on behalf of the Company. During the period July 1 through September 30, 2020, the Company received an additional $354. The unsecured loans mature on June 1, 2021, and bears an interest rate of 2.5%. As of September 30, 2020, the Company recorded accrued interest expenses of $48. During the fiscal year ended September 30, 2021, the Company received an additional loan totaling $102,800 and repaid $3,096. These loans mature on February 5, 2022, February 22, 2022, March 26, 2022, April 10, 2022, and May 19, 2022. During the fiscal year ended September 30, 2022, the Company repaid $4,000 against the outstanding balance of the note. As of December 31, 2023 and September 30, 2023, a total of $134,800 and $134,0 remains outstanding, respectively. As of December 31, 2023 and September 30, 2023, the Company recorded accrued interest expense of $833 and $6,789, respectively.

On June 1, 2020, the Company entered into a loan agreement with an entity controlled by a shareholder in the amount of $3,500 for expenses paid for on behalf of the Company. On June 26, 2020, the Company received an additional $5,910 for expenses paid on behalf of the Company. The unsecured loans mature one year from the date of the loan and bears an interest rate of 2.50%. As of September 30, 2022, the Company recorded accrued interest expenses of $549. As of December 31, 2023 and September 30, 2023, the Company recorded accrued interest expenses of $59 and $235, respectively.

On September 22, 2020, the Company assumed, as part of the reverse merger and share exchange agreement a related party loan payable dated April 30, 2020, owed to U Green Enterprise, a Ghana corporation controlled by our Board of Directors. As of December 31, 2023, and September 30, 2022, the Company had a loan payable of $14,496 owed to U Green Enterprises. The loan payable is non-interest bearing and due on demand.

On January 4, 2021, the Company entered into a loan agreement in the amount of $17,000 from a related third party. The loan is unsecured and bears an interest rate of 2.50% and is payable one year from the date of signing. As of December 31, 2023 and September 30, 2023, the accrued interest was $107 and $425, respectively.

Note 7 - Note payable

On September 22, 2020, the Company entered into a loan agreement with a third party in the amount of $7,500 for expenses paid for on behalf of the Company. This unsecured loan matures one year from the date of the loan and bears an interest rate of 2.5%. As of June 30, 2022, and September 30, 2021, $7,500 of note payable remains outstanding. As of December 31, 2023 and September 30, 2023, the accrued interest was $614 and $567, respectively.

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

On May 31, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2023, $100,000 of note payable remains outstanding. As of December 31, 2023 and September 30, 2023, the accrued interest was $48,250 and $40,583, respectively.

On June 24, 2022, the Company entered into a promissory note agreement with a third party in the amount of $10,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $10,000 of note payable remains outstanding. As of December 31, 2023 and September 30, 2023, the accrued interest was $4,625 and $3,858, respectively.

On June 30, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of December 31, 2023 and September 30, 2023, the accrued interest was $9,150 and $7,617, respectively.

On July 18, 2022, the Company entered into a promissory note agreement with a third party in the amount of $40,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $40,000 of note payable remains outstanding. As of December 31, 2023 and September 30, 2023, the accrued interest was $17,700 and $14,633, respectively.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $20,000 of note payable remains outstanding. As of December 31, 2023 and September 30, 2023, the accrued interest was $8,667 and $7,133, respectively.

On July 29, 2022, the Company entered into a promissory note agreement with a third party in the amount of $22,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of September 30, 2022, $22,000 of note payable remains outstanding. As of December 31, 2023 and September 30, 2023, the accrued interest was $9,533 and $7,846, respectively.

On August 15, 2022, the Company entered into a promissory note agreement with a third party in the amount of $100,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2023, $100,000 of note payable remains outstanding. As of December 31, 2023 and September 30, 2023, the accrued interest was $41,917 and $34,250, respectively

On October 08, 2022, the Company entered into a promissory note agreement with a third party in the amount of $45,100. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2023, $45,100 of note payable remains outstanding. As of December 31, 2023, the accrued interest was $16,875.

On December 28, 2022, the Company entered into a promissory note agreement with a third party in the amount of $20,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%. As of December 31, 2023, $20,000 of note payable remains outstanding. As of December 31, 2023, the accrued interest was $16,839.

On February 25, 2023, the Company entered into a promissory note agreement with a third party in the amount of $9,000. This unsecured note matures six months from the date of the loan and bears an interest rate of 15%.  On March 01, 2023, the Company repaid this loan in full of $9,000. As of September 30, 2023, $0 of note payable remains outstanding. As of December 31, 2023, the accrued interest was $50.

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

On October 6, 2023 the Company received $2,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The note bears an interest rate of 6% and matures on September 26, 2025.

On November 14, 2023 the Company received $12,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The note bears an interest rate of 6% and matures on November 14, 2025.

On November 20, 2023 the Company received $20,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. The note bears an interest rate of 6% and matures on November 20, 2025.

A summary of value changes to the notes for the three months ended December 31, 2023, and the fiscal year ended September 30, 2023 is as follows:

	December 31, 2023	September 30, 2023

Carrying value of Convertible Notes	$355,032	$134,732
Convertible notes issued	34,000	216,000
Less: Conversion of principal	-	-
Less: debt discount	34,000	216,000
Add: amortization of discount	129,123	220,300
Carrying value of Convertible Notes, net	$484,155	$355,032

Note 9 - Derivative liability

The Company has determined that the variable conversion prices under its convertible notes caused the embedded conversion feature to be a financial derivative. The derivative instruments were valued at loan origination date, date of debt conversion and at December 31, 2023 and September 30, 2023. The fair values of the derivative liabilities related to the conversion options of these notes was estimated on the transaction dates (loan original date and reporting date) using the Black Scholes option pricing model, under the following assumptions:

December 31, 2023	September 30, 2023

Shares of common stock issuable upon exercise of debt	60,532,976	57,429,485
Estimated market value of common stock on measurement date	$0.01	$2.5
Exercise price	$0.01-0.95	$0.01
Risk free interest rate (1)	5	01-5.7%	5	01-5.7%
Expected dividend yield (2)	0%	0%
Expected volatility (3)	236%	227.30%
Expected exercise term in years (4)	0.60 - 2.00	1.00 – 2.00

(1)	The risk -free interest rate was determined by management using the one-month Treasury bill yield as of the valuation dates.
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

The change in fair values of the derivative liabilities related to the Convertible Notes for the three months ended December 31, 2023 is summarized as:

	Fair value at December 31,	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$367,799	$-	$-	$367,799

Derivative Liability
Derivative liability as of September 30, 2023	$778,688
Change in fair value of derivative liability	(448,659)
Addition of new derivative liability	37,769
Derivative liability as of December 31, 2023	$367,799

Change in Fair Value of Derivative Liability**
Change in fair value of derivative liability at the beginning of period	$2,810,680
Day one gains/(losses) on valuation	(3,769)
Gains/(losses) from the change in fair value of derivative liability	(3,255,569)
Change in fair value of derivative liability at the end of the period	$(448,659)

**	The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

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

As of December 31, 2023 and September 30, 2023, a total of 47,994,825 shares of common stock with par value $0.001 remain outstanding, respectively.

Note 12 - Subsequent Events

On January 26, 2024, the Company received a total of $10,000 in exchange for a convertible promissory note, in the same amount, from an independent third party. The note is convertible at a rate equivalent to 80% of the average of the two lowest trading prices during the thirty trading day period ending on the latest complete trading day prior to the conversion date. the 30 days. The note bears an interest rate of 6% and matures on January 26, 2026.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the three months ended December 31, 2023. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

For the three months ended December 31, 2023 and 2022

For the three months ended December 31, 2023 and 2022, we incurred operating expenses of $80,296 and $97,874, respectively. The decrease in operating expenses during the three months ended December 31, 2023 as compared to the comparable period ended December 31, 2022 is primarily attributable to an reduction in stock compensation due to the reduction of stock price occurring during the current quarter. Compared to both these costs being present during the three months ended December 31, 2022.

Net Loss

For the three months ended December 31, 2023, we incurred net income of $161,921 as compared to a net income of $101,680 during the comparable period ended December 31, 2022. This is attributable to an increase in the value of the derivative liability by $138,744 during the three months ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2023, we have $18,469 in current assets and $2,561,484, in current liabilities. We had $4,449 in cash and our working capital deficit was $2,392,518.

Cash Flows:

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
	(Unaudited)
Cash Flows Used in Operating Activities	$(30,018)	$(44,457)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided by Financing Activities	34,000	89,900
Net change in cash	$3,982	$45,443

The Company has not had revenues since its inception and to date, has relied on the support of its Chief Executive Officer and majority shareholder. A withdrawal of this support, for any reason, will have a material adverse effect on the Company’s financial position and its operations. If the Company does not begin to generate revenue or raise additional funds through a financing, the Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There are currently no plans or agreements in place to provide such funding. The Company will require additional funding to finance the growth of its future operations as well as to achieve its strategic objectives. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and generate revenue. Our unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Our independent registered public accounting firm has included its audit report to the audited financial statements for the year ended September 30, 2023 stating substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our condensed consolidated financial statements for the three months ended December 31, 2023, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the Company’s limited internal resources and lack of ability to have segregation of duties and multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Guskin Gold Corp.

Date: April 5, 2024	By:	/s/ Naana Asante
	Name:	Naana Asante
	Title:	Chief (Principal) Executive Officer

Date: April 5, 2024	By:	/s/ Mario Beckles
	Name:	Mario Beckles
	Title:	Chief Financial Officer (Principal Accounting Officer)

